Form 10KSB
period 1999-06-30
PURCHASE POINT MEDIA CORP
filed 2000-02-16
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-25385

                        PURCHASE POINT MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                              41-1853993
------------------------------                            ----------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
Incorporation of Organization)                            or Identification No.)

                   141 FIFTH AVENUE, NEW YORK, NEW YORK 10010
                                 (212) 539-6104
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

   Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK,

NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of February 15, 2000 was approximately $5,784,797 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day),

     Number of shares of Common  Stock  outstanding  as of  February  15,  2000:
11,400,563.

     DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

Part I                                                                      Page
                                                                            ----

      Item 1.   Business                                                       1

      Item 2.   Properties                                                     4

      Item 3.   Legal Proceedings                                              5

      Item 4.   Submission of Matters to Vote of
                Security Holders                                               5

Part II

      Item 5.   Market for Registrant's Common Equity
                And Related Stockholders Matters                               6

      Item 6.   Management's Discussion and Analysis
                Of Financial Condition and Results of
                Operations                                                     6

      Item 7.   Financial Statements                                           8

      Item 8.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                                           9

Part III

      Item 9.   Directors and Executive Officers;
                Promoters and Control Persons;
                Compliance with Section 16 (a)
                Of the Exchange Act                                            9

      Item 10.  Executive Compensation                                        12

      Item 11.  Security Ownership of Certain Beneficial
                Owners and Management                                         12

      Item 12.  Certain Relationships and
                Related Transactions                                          13

Part IV

      Item 13.  Exhibits and Reports on Form 8-K                              13

      Signatures                                                              16
      Page F-1 follows Page 8

Item 1.  Description of Business

     Purchase Point Media Corporation ("PPMC" or the "Company"), with offices located at 141 Fifth Avenue, New York, New York 10010, was organized under the laws of the State of Minnesota on June 29, 1996. PPMC owns a patented grocery cart advertising display device called "the last word"(R) that attaches to supermarket shopping carts. At this time, patents have been granted in the United States, Canada, France, Germany and the United Kingdom. "the last word"(R) is a registered trademark owned by PPMC. The Company is still in the development stage and is not an operating company. There can be no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

     "the last word"(R) is a clear plastic, weatherproof, highly durable, state of the art, point-of-purchase ("POP") display panel that encloses a glossy color photo insert. The panel is 1/4 inch thick, 7 inches high and 16 inches wide. "the last word"(R) insert contains 10 three by three inch advertisement frames. "the last word"(R) attaches to the back of the child's seat section in grocery carts, so that it is directly in front of the shopper's eyes. Management believes that "the last word"(R) has powerful advantages over competing POP advertising media.

     The development of "the last word"(R) began in 1991 when the inventor, Albert Folsom, applied for patent protection. Subsequent to that, Amtel Communications Inc. ("Amtel") invested over $1,000,000 in the development of "the last word"(R), which included applying for and receiving the registered trademark for "the last word"(R). In June 1994, a Nevada corporation also called Purchase Point Media Corporation acquired the patents and the exclusive marketing rights and trademark. In April 1997, a public Minnesota corporation acquired the assets of Purchase Point Media Corporation, leaving PPMC (Minnesota) as the surviving company.

     During the last five years, work has been ongoing in the development of "the last word"(R). The development work consisted primarily of studying the feasibility of "the last word"(R), seeking patent protection in additional countries and setting the stage to launch a global point of purchase advertisement company.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risk and Uncertainties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters."

Marketing, Sales and Operations

     PPMC will rent the child seat locations on grocery carts from supermarkets for a rental rate equal to 10% of the gross advertising revenues that the Company receives. PPMC will sell the advertising for each of the ten positions on "the last word"(R) to manufacturers of leading national brand products sold in supermarkets. Each position is priced at $2.25 per month per thousand customer checkouts at the grocery store. Advertising agencies will receive a 15% commission for all advertisements placed on behalf of their clients. This advertising will be replaced in quarterly cycles to coincide with the seasons.

Marketing

     PPMC has contracted with Culver Associates Ltd. ("Culver") for its marketing program. Culver is a New York agency, which specializes in helping companies achieve rapid growth. In addition to an advertising trade campaign, Culver will create sales and marketing materials for presentation to grocery chains, advertisers and their ad agencies. Based upon Culver's past success in the development of new and innovative media sources, advertisers are expected to include some of the most recognizable brand names in the world.

Advertisement Sales and Grocery Store Operations

     PPMC has contracted with Last Word Management, Inc. ("LWM") to conduct its sales and operations. For over two decades, LWM personnel have been active in virtually all facets of the advertising industry. Based on their experience and relationships, the Company believes that LWM will be able to sell all of the advertisement space in "the last word"(R) and contract with the chain stores. In addition they will be in charge of installing "the last word"(R) and changing the advertisement inserts contained in the "the last word"(R).

The Point of Purchase (POP) Market

     The following discussion of the Point of Purchase (POP) market is based upon the "Supermarket Buying Habits Survey" published by The Point Of Purchase Advertising Institute, Inc. (POPAI), based in Englewood, New Jersey. Point of purchase advertising is the fastest growing segment of the advertising industry, resulting in record sales of $15.7 billion in 1992 and over $17 billion in 1997.

     The basis of the growth of POP advertising is its capacity to influence the buying decisions of shoppers after they enter a store. POPAI has determined that average shoppers make the decisions for choosing two thirds of their supermarket purchases after they enter a store. Other marketing professionals concur with these findings.

     POPAI's research has shown that 70 manufacturer displays and 160 signs are found in an average supermarket. In addition, advertisements are found on product shelves and on shopping carts. According to research reported in Marketing Magazine, which covers marketing and sales promotion advertising, gross sales are 12% higher in stores with advertisements on product shelves than in stores without shelf advertisements. In addition, advertising panels on the front of shopping carts increase the average sales of those products by 11.5%. Other surveys show that a product advertised on a grocery cart would cause a decrease in sales of the competing product equal to 50% of the increase of the advertised product.

     In-store POP advertising is effective because there are thousands of competing products. The average supermarket carries over 15,000 items and larger stores over 30,000. Each month a thousand new products fight for shelf space and the customer's attention.

     The majority of shoppers are impulse buyers. Every year fewer wives stay at home and read newspaper ads to plan their grocery shopping. The increase of two-household earners means considerably less time for planning. Consequently, more and more people do their grocery shopping without a list and are more susceptible to in-store advertising.

     In 1986, grocery store sales topped $300 billion. By the year 2000, supermarket customers will spend about half a trillion dollars. These figures are based on a conservative 6% annual growth rate during the 1990's.

     Packaged food companies are now entering over one thousand new products into the marketplace each month. In 1970, the average supermarket featured 7,800 items. By 1990, that number had reached approximately 15,000 and some carry more than 30,000 items.

     In 1965, the average trip to the grocery store lasted 28 minutes and the average weekly spending in supermarkets was $28.49. By 1990, shoppers made slightly more than two trips to the supermarket each week, spending more than $72.00 per trip. The major shopping trip now lasts nearly 50 minutes as the hurried shoppers are attempting to wrap up all of their required shopping in one trip.

     The majority of shoppers are working outside of the home and have little time to plan their shopping trip, making them much more vulnerable to influence and factors that promote their purchasing decisions while shopping.

Competition

     A number of companies compete in the point of purchase grocery cart advertising industry. The two most significant competitors are Actmedia Inc. ("Actmedia") and ADDvantage Media Group, Inc. ("ADDvantage").

     Actmedia Inc. of Darien, Connecticut, is a large company, which competes in several categories of point of purchase supermarket advertising in North America, including using grocery carts as the location for its advertising message. Actmedia pioneered grocery cart advertising and has proven that a single POP advertisement on a grocery cart can be effective and profitable. In 1993, Actmedia was acquired by Heritage Media Corp., which, in turn, was acquired in 1997 by News Corp.

     Actmedia attaches an 8-inch by 9 inch by 9-inch single advertisement panel to the front inside and front outside of shopping carts. According to Actmedia promotional literature, its clients have commissioned the research company A.C. Nielsen to conduct over 600 independent surveys on Actmedia's ad program. Nielsen's findings concluded that Actmedia's grocery cart advertising increases average sales of the advertised products by 12.6%.

     ADDvantage is a relatively new company headquartered in Tulsa, Oklahoma. ADDvantage features a calculator bolted to the handle bar of a shopping cart and having a single advertisement display directly adjacent which measures two by 2 and 7/8 inches.

     In addition to Actmedia and ADDvantage, there are a number of other competitors in the industry. VideOcart is a shopping cart equipped with a black and white battery operated video screen, which imparts information as well as advertisements. Other competitors include shelf and aisle displays as well as a number of newer hi-tech POP displays. Various electronic in-store displays and coupon systems exist including: Aisle Vision to straddle the aisle; Market Vision, an electronic message board crawl screen; POPNET, a computerized in-store system displaying animated sequences and price promotions; Actmedia's Instant Coupon Machine, an on-shelf electronic dispensing device; and Shelf Vision, another electronic display system.

     In Store Advertising has a backlit display unit with an LED read out placed above the aisle in grocery stores. Other displays include motion-activated units designed to heighten product visibility. Camtalker's sensory equipment triggers a taped message whenever a customer comes within range. Soundtron also triggers a message to potential customers as does Voice Vendor.

     The Company believes that since "the last word"(R) will be in continuous communication with each and every shopper in the store, it will be more effective than the products of its competitors.

Patent

     The patent invention is a waterproof advertising display device. Broadly stated, the patent covers the combination of a telescopingly nestable shopping cart of the standard type, having a top-hinged rear gate and a rear receptacle, and an advertising holding mounted facing a user on the front wall of the rear receptacle, including a rear display plate over the advertising and a watertight seal such that liquids may not enter the advertising area.

     Also protected is the above combination wherein the cover plate is attached with a quick release hinge. It also includes an optional calculator assembly supporting the calculator at an upward angle for viewing by the user.

Production and Manufacturing

     The early stage manufacturing of "the last word"(R) has been undertaken by Lesair, Inc. in San Diego, California. The manufacturer of the final production runs has not been determined. Competitive bids are being tendered at this time.

Item 2.  Description of Property

     At present, the Company does not own any real property. The Company leases office space on a month-to-month basis at 85 East End Avenue, #9B, New York, New York and 2832 Bellevue, West Vancouver, British Columbia, Canada.

Item 3.  Legal Proceedings

     PPMC is not a party to (nor is its property the subject of) any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the forth quarter of the year ending June 30, 1999.

Part II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

     The Company's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of June 30, 1999, the Company had approximately 110 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

                                                          Price
                                                          -----
                                                 High                 Low
                                                 ----                 ---
Fiscal Year 1999
----------------
First Quarter Ended September 30                  5.75              1.50
Second Quarter Ended December 31                  5.00              1.00
Third Quarter Ended March 31                      3.56              1.25
Fourth Quarter Ended June 30                      0.60              0.50

Fiscal Year 1998
----------------
Fourth Quarter Ended June 30                      5.25              4.50


     The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

Recent Sales of Unregistered Securities

     In July 1996, the Company (then known as Leghorn, Inc.) issued an aggregate of 4,700,000 shares of Common Stock to 12 individuals for an aggregate consideration of $10,000. The Company relied upon the exemption from registration contained in Rule 504 of Regulation D under the Securities Act in issuing all of the foregoing shares in that the aggregate offering price of the shares of Common Stock issued did not exceed $1,000,000.

     On July 16, 1997, the Company merged with Purchase Point Media Corporation, a Nevada corporation ("PPMC (Nevada)"). In connection with such merger, the Company issued 6,675,000 shares of Common Stock to the two stockholders of PPMC (Nevada), both of whom were accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in connection with such merger were valued at $8,500. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing such shares in that there were only two acquirors, both of whom were accredited investors.

     On August 12, 1998, the Company entered into an agreement with Dorian Capital Corp. ("Dorian") pursuant to which Dorian subscribed for 500,000 units, each consisting of one share of Common Stock and one five-year warrant to purchase Common Stock at an exercise price of $7.00 per share, for a subscription price of $7.00 per unit. Dorian had a 90-day period to pay the subscription price , which period was extended for an additional 90 days. By the final expiration date, Dorian had purchased 41,143 units for approximately $288,000. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Dorian in that there was only one purchaser, which was an accredited investor.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

     To finance operations, PPMC will attempt to pre-sell four of the 10 ad spaces in "the last word"(R) at $6,308,000 each (an aggregate of approximately $25 million) for a period of one year (representing a substantial discount). There can be no assurance that PPMC will be successful in doing so.

     For PPMC to launch a successful advertisement service program, there must be eight areas of the business staffed by competent people to handle each of the areas. In that PPMC does not have the resources or expertise at this time, PPMC has elected to subcontract with parties that have either the expertise or infrastructure in place to initiate and sustain a successful operation. The eight areas are; (1) manufacturing "the last word"(R), (2) marketing, (3) selling advertising, (4) selling stores on the program, (5) installing "the last word"(R) (6) printing the advertisement inserts, (7) maintenance and changing inserts and (8) administration. The above will be subcontracted out with the exception of administration.

     Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include but not be limited to R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis.

     Marketing will be handled by Chris Culver of Culver and Associates, an advertising and marketing company. They had Actmedia's (PPMC's competitor) account when Actmedia was bought out by News Corp. Culver and Associates' responsibilities will include putting together media kits (for ad agencies, packaged foods industry and grocery stores) and advertising PPMC's advantages in the trade journals that reach the packaged foods industry, ad agencies and grocery retailers.

     Advertising sales and chain store operations will be handled by Last Word Management. John Hall and Dal Brickenden have over 50 years of experience in selling and managing advertising operations. LWM's responsibilities will include selling the ads that go into "the last word"(R), installation and maintenance of "the last word"(R) and the changing of the ad inserts.

     Printing will be handled by established printing companies based on competitive biding.

     Administration will be handled in house by Mrs. E.V. (Ev) Arnold, CPA. Mrs. Arnold has over 20 years of experience in administration in the government, private and public sectors.

     The primary administrative function will be to monitor, evaluate, supervise and direct the subcontractors. "the last word"(R) will be warehoused at a distribution center where the first ad inserts will be inserted into "the last word"(R) prior to being shipped to ITG's people at the store level. The printing company thereafter will ship the ad inserts directly to ITG's people at the store level.

     The Form 10-KSB, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs as well as those set forth under "Business-Risks and Uncertainties" in the Form 10-KSB.

Year 2000

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has conducted a review to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operations or financial statements. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 7.  Financial Statements

                                                                            Page

     1.   Financial Documents:

     Independent Auditors' Report                                     F-1 - F-2

     Balance Sheets, June 30, 1999 and 1998                                 F-3

     Statements of Operations,  Years Ended
       June 30, 1999,  1998 and 1997 and the
       Period June 28, 1996 (Date of Formation)
       Through June 30, 1999                                                F-4

     Statements of Stockholders' Equity
       (Deficiency) for the Period June 28,
       1996 (Date of Formation) through
       June 30, 1999                                                  F-5 - F-6

     Statements of Cash Flows,  Years Ended
       June 30, 1999,  1998 and 1997
       And the Period June 28, 1996
      (Date of Formation) through
       June 30, 1999                                                  F-7 - F-8

     Notes to Financial Statements                                    F-9 - F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Purchase Point Media Corporation

We have audited the accompanying balance sheets of Purchase Point Media Corporation (a development stage company) (the "Company") as of June 30, 1999 and 1998, and the related statements of operations, stockholders' deficiency and cash flows for each of the three years ended June 30, 1999 and for the period June 28, 1996 (Date of Formation) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years ended June 30, 1999, 1998, and 1997 and for the period June 28, 1996 (Date of Formation) through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged to develop and sell advertising space to national advertisers to be displayed on grocery cart displays. As more fully explained in Note 1 of the financial statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.




WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

December 7, 1999

                        PURCHASE POINT MEDIA CORRPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                                      June 30,
                                                                              ------------------------

                                                                              1999                1998
                                                                          -----------         -----------
Current Assets:
  Cash                                                                    $        97         $        --
  Prepaid expenses                                                             18,487              11,305
                                                                          -----------         -----------

     Total Current Assets                                                      18,584              11,305

Equipment-net                                                                   2,810                  --

Patents and trademarks-net                                                     27,159              28,439
                                                                          -----------         -----------

     TOTAL ASSETS                                                         $    48,553         $    39,744
                                                                          ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Note payable                                                            $    46,903         $        --
  Accounts payable and
   accrued expenses                                                           163,014              81,687
  Due to officer/shareholder                                                   86,130              79,624
  Note payable to related party                                               508,407             440,592
                                                                          -----------         -----------

     Total Current Liabilities                                                804,454             601,903
                                                                          -----------         -----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares
   outstanding 2,000 shares, at
   redemption value                                                               170                 170
  Common stock, no par value -
   authorized, 100,000,000 shares,
   outstanding 11,409,571 and
   11,375,000 shares, respectively                                            260,497              18,500
  Additional paid-in capital                                                   23,104                  --
  Deficit accumulated during
   development stage                                                       (1,039,672)           (580,829)
                                                                          -----------         -----------

     Total Stockholders' Deficiency                                          (755,901)           (562,159)
                                                                          -----------         -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY                                                 $    48,553         $    39,744
                                                                          ===========         ===========


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                                                          Period
                                                                                                                       June 28, 1996
                                                                                                                         (Date of
                                                                                                                        Formation)
                                                                                                                          through
                                                                         For the Years Ended June 30,                    June 30,
                                                                         ----------------------------                      1999
                                                                 1999              1998                  1997           -----------
                                                             -----------         -----------         -----------
Costs and Expenses:
  General and administrative
   expenses                                                  $   416,772         $   110,389         $    79,575        $   939,496
  Interest expense                                                39,879              29,226              19,775             94,880
  Depreciation and amortization                                    2,192               3,104                  --              5,296
                                                             -----------         -----------         -----------        -----------

Net loss                                                     $   458,843         $   142,719         $    99,350        $ 1,039,672
                                                             ===========         ===========         ===========        ===========

Loss per common share - basic
 and diluted                                                 $       .04         $       .01         $       .01        $        --
                                                             ===========         ===========         ===========        ===========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted                              11,400,563          11,375,000          11,375,000                 --
                                                             ===========         ===========         ===========        ===========









                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
          PERIOD JUNE 28, 1996 (DATE OF FORMATIN) THROUGH JUNE 30, 1999

                                                                           Common Stock
                                                                        ------------------     Additional     Retained
                                         Preferred         Par                       Stated      Paid-In      Earnings
                                           Stock          Value        Shares        Value      Capital       (Deficit)        Total
                                         ---------        -----      ----------     --------   ----------     ----------       -----
Balance, June 28,
 1996 (Date of
 Formation)                                     --     $      --            --     $      --       $  --     $      --    $      --
Sale of common
 stock at June 28,
 1996 (at $.009 per
 share)                                         --            --     1,175,000        10,000          --            --       10,000
Four-for-one stock split                        --            --     3,525,000            --          --            --           --
Issuance of preferred
 stock at June 30, 1996
 for consulting services
 (valued at $.09 per
 share)                                      1,000            85            --            --          --            --           85
Issuance of preferred
 stock at June 30, 1996
 for transfer agent
 services (valued at
 $.09 per share)                             1,000            85            --            --          --            --           85
Net loss, from June
 28, 1996 (Date of
 Formation) through
 June 30, 1996                                  --            --            --            --          --      (338,760)    (338,760)
                                         ---------     ---------     ---------     ---------       -----     ---------    ---------

Balance, June 30,
  1996                                       2,000           170     4,700,000        10,000          --      (338,760)    (328,590)


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 1999 (Continued)

                                                                      Common Stock
                                                                   ------------------     Additional     Retained
                                    Preferred         Par                       Stated      Paid-In      Earnings
                                      Stock          Value        Shares        Value      Capital       (Deficit)        Total
                                    ---------        -----      ----------     --------   ----------     ----------       -----
Recapitalization for
 effect of reverse
 acquisition                                --            --     6,675,000         8,500            --            --          8,500
Net loss year ended
 June 30, 1997                              --            --            --            --            --       (99,350)       (99,350)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30,
  1997                                   2,000           170    11,375,000        18,500            --      (438,110)      (419,440)

Net loss, year ended
 June 30, 1998                              --            --            --            --            --      (142,719)      (142,719)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 30,
  1998                                   2,000           170    11,375,000        18,500            --      (580,829)      (562,159)

Sale of common stock
 (at $7.00 per share)                       --            --        34,571       241,997            --            --        241,997

Issuance of warrants
 for loan financing
 (issued at $.67
 per share)                                 --            --            --            --        23,104            --         23,104

Net loss, year ended
 June 30, 1999                              --            --            --            --            --      (458,843)      (458,843)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 30,
  1999                                   2,000   $       170    11,409,571   $   260,497   $    23,104   $(1,039,672)   $  (755,901)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                                          Period
                                                                                                                         June 28,
                                                                                                                        1996 (Date
                                                                                                                       of Formation)
                                                                                                                          through
                                                                        For the Years Ended June 30,                      June 30,
                                                                        ----------------------------                     ----------
                                                                    1999               1998              1997
                                                                  --------           --------          --------
                1999
              ------
Cash flows from operating
 activities:
  Net (loss)                                                   $  (458,843)       $  (142,719)       $   (99,350)       $(1,039,672)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
   Depreciation and
    amortization                                                     2,192              3,104                 --              5,296
   Forgiveness of debt
    from related party                                             (25,000)                --            (25,000)
   Non - cash compensation                                          15,922             13,695                 --             29,787
Changes in operating assets and liabilities:
  (Increase) decrease in
   other assets                                                       (600)            10,000            (14,900)            (5,143)
Increase in accounts
   payable and accrued
   expenses                                                         81,327             13,071              5,000            163,014
                                                               -----------        -----------        -----------        -----------
  Net Cash (Used in)
   Operating Activities                                           (360,002)          (127,849)          (109,250)          (871,718)
                                                               -----------        -----------        -----------        -----------

Cash flows from investing activities:
  Purchase  of equipment                                            (3,122)                --                 --             (3,122)
                                                               -----------        -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from related
   party                                                           308,377            126,499            117,170            730,469
  Proceeds from borrowings                                          46,903                 --                 --             46,903
  Payments to related party                                       (240,562)                --                 --           (240,562)
  Proceeds from officer/
   stockholder                                                      44,957              1,210                 --            132,501
  Payments to officer/
   stockholder                                                     (38,451)                --             (7,920)           (46,371)
  Proceeds from sale of
   common stock                                                    241,997                 --                 --            251,997
                                                               -----------        -----------        -----------        -----------
     Net Cash Provided by
      Financing Activities                                         363,221            127,709            109,250            874,937
                                                               -----------        -----------        -----------        -----------

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (Continued)


                                                                                                                          Period
                                                                                                                         June 28,
                                                                                                                        1996 (Date
                                                                                                                       of Formation)
                                                                                                                          through
                                                                        For the Years Ended June 30,                     June 30,
                                                                        ----------------------------
                                                                   1999                 1998                1997           1999
                                                               -----------           ----------           --------       -------
Net increase (decrease)
 in cash                                                                97                 (140)                --            97

Cash - beginning of period                                              --                  140                140            --
                                                               -----------           ----------           --------       -------

Cash - end of period                                           $        97           $       --           $    140       $    97
                                                               ===========           ==========           ========       =======

Supplementary Information:
  Cash paid during the year
   for:
     Interest                                                  $       774           $      259           $     --       $ 1,033
                                                               ===========           ==========           ========       =======
     Income taxes                                              $        --           $       --           $     --             $
                                                                                     ==========           ========       =======

Non-cash investing activities:
  Acquisition of business:

Fair value of assets
 acquired                                                      $        --           $       --           $  8,500       $ 8,500
                                                               ===========           ==========           ========       =======

Forgiveness of related
 party loan                                                    $        --           $   25,000           $     --       $25,000
                                                               ===========           ==========           ========       =======

Issuance of warrants in
 connection with sale of
 common stock                                                  $    23,104           $       --           $     --       $23,104
                                                               ===========           ==========           ========       =======

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization - Purchase Point Media Corporation (the "Company"), formerly Leghorn, Inc., was incorporated on June 28,1996 in the State of Minnesota. The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At June 30, 1999, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

     In July 1997, Leghorn Inc. merged with Purchase Point Media Corporation, a company which owns a patented grocery cart advertising display device that plans to sell the advertising space to national advertisers. The Company issued 6,675,000 of its common stock in exchange for all common shares of Purchase Point Media Corporation.

     The development activities of the Company are being financed through advances by a major shareholder. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. The Company entered into an agreement on August 12, 1998 for the private sale of its common stock and the Company raised $241,997. Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Depreciation - Equipment is stated at cost less  accumulated  depreciation.
     Depreciation  is  calculated  using  the  straight-line   method  over  the
     estimated useful lives.

     Amortization of Intangibles - Patent and trademark costs are stated at cost less accumulated amortization and are amortized using the straight-line method over their 17- and 10-year lives, respectively. If the patents or trademarks are not obtained, the related costs are expensed. The carrying value of intangible assets will be periodically reviewed by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than carrying value.

1.   ORGANIZATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
     --------------------------------------------------------------

     Amortization expense was $1,880, $3,104 and -0- for the years ended June 30, 1999, 1998 and 1997, respectively and $4,984 for the period June 28, 1996 (Date of Formation) through June 30, 1999

     Development Costs - Development costs are expensed as incurred.

     Stock-Based Compensation - Effective July 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure-only provision of SFAS No. 123.

     Earnings Per Common Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was required. The new standard requires additional informational disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15.

     Basic loss per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. The number of potential common shares outstanding were 34,571 and -0- for the years ended June 30, 1999 and 1998, respectively. For each of the years the potential common shares would be excluded from the loss per share calculation because their effect would be anti-dilutive.

     Fair value of financial instruments - For financial instruments including cash, accrued expenses and short-term debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

     Reclassifications - Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2.   REVERSE ACQUISITION
     -------------------

     On July 16, 1997 Leghorn Inc. acquired all the outstanding common stock of Purchase Point Media Corporation by issuing 6,675,000 shares of its common stock. For accounting purposes, the acquisition has been treated as a re-capitalization of Purchase Point Media Corporation with Purchase Point as the acquirer (reverse acquisition). The historical financial statements prior to July 16, 1997 are those of Purchase Point Media Corporation.

3.   DEBT
     ----

                                                             June 30,
                                                         1999        1998
                                                         ----        ----
         Short-term debt:

         Demand note from Dorian Capital Corp ,
          interest at 12%                               $46,903    $   -
                                                         ======     ====

4.   INCOME TAXES
     ------------

     At June 30, 1999 the Company has a net operating loss ("NOL") carryforward of approximately $1,040,000 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by the Internal Revenue Code
     Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

     The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's common stock during 1997, a change in ownership of greater than fifty (50%) percent as defined, may have occurred. In addition, the Company is contemplating a proposed equity financing of common stock. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

5.   PREFERRED STOCK
     ---------------

     The authorized number of preferred shares is 50,000,000 of which 2,000 shares are outstanding as of June 30, 1999 and 1998. The preferred stock was issued on June 14, 1996, convertible into ten shares of common stock. The conversion right expired on June 14, 1998.

6.   NOTE PAYABLE TO RELATED PARTY TRANSACTIONS
     ------------------------------------------

     Note payable to related party comprises advances from Amtel Communications, Inc. ("Amtel"). Amtel owns 29% of the common stock of the Company. The Company owed Amtel $508,407 and $440,592 at June 30, 1999 and 1998, respectively. Interest expense on the note was $32,195, $24,455 and $14,775 for the years ended June 30, 1999, 1998 and 1997, respectively, and $71,425 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued.

     The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees in the amount of $72,000 per year for the years ending June 30, 1999, 1998 and 1997 and $288,000 for the period June 28, 1996 (Date of Formation) through June 30, 1999, respectively. The Company owed Folsom $79,966 and $79,624 at June 30, 1999 and 1998, respectively. Interest expense was $4,424, $5,000 and $5,000 for the years ended June 30, 1999, 1998, and 1997, respectively, and $21,424 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued.

     The Company entered into an agreement with Roger Jung ("Jung") a shareholder of the Company for consulting services to be performed on behalf of the Company starting April 1, 1999 for $2,000 per month. The Company owed Jung $6,164 and $-0- at June 30, 1999 and 1998, respectively. Interest expense was $65, $-0- and $-0- for the years ended June 30, 1999, 1998 and 1997, respectively. All interest has been accrued.

7.   COMMON STOCK WARRANTS
     ---------------------

     The Company issued common stock warrants in connection with a private placement debt offering during the year ended June 30, 1999. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company valued the warrants issued to non-employees based on the fair value at the grant date consistent with the provisions of SFAS No. 123. For the year ended June 30, 1999 and the period June 28, 1996 (Date of Formation) through June 30, 1999, the Company expensed interest charges to operations in the amount of $4,617. The balance of $18,487 is included in prepaid expenses at June 30, 1999 and will be expensed over the life of the note. Therefore, the basic and diluted net loss, per share, for year ended June 30, 1999 is the same for both reported and proforma amounts.

     The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants in 1999: dividend yield of -0-, expected volatility of 250.7% risk free interest rate of 5.0% and expected life of two and one-half (2 1/2) years.

 Information regarding the Company's Warrants for June 30, 1999 is as follows:

                                                                          Weighted-
                                                                           Average
                                                                           Exercise
                                                                Shares      Price
                                                               -------      -----
         Warrants outstanding
          beginning of year                                          -     $    -
         Warrants exercised                                          -          -
         Warrants granted                                       34,571       7.00
                                                               -------      -----
         Warrants outstanding
          end of year                                           34,571     $ 7.00
                                                               =======      =====

         Warrants price range
          at end of year                                        $7.00
         Warrant price range
          for exercised shares                                  $   -
         Weighted-average fair
          value of warrants
          granted during the year                               $ .67

     The following table summarizes information about fixed-price stock warrants outstanding at June 30, 1999:

                                     Weighted-
                                      Average             Weighted     Number               Weighted
 Range of           Number Out-      Remaining            Average      Exercisable           Average
 Exercise           standing at     Contractual           Exercise     at                   Exercise
 Price             June 30, 1999        Life              Price        June 30, 1999          Price
 -----             -------------        ----              -----        -------------          -----

$7.00                34,571          1.5 years            $7.00            34,571             $7.00
                     ======                                                ======


8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Legal Retainer -
     ----------------

     On July 1, 1997, (an officer/stockholder of the Company) exchanged 5,000 shares of Purchase Point Media Corporation common stock for legal service to be provided on behalf of the Company valued at $25,000. If such shares are sold for less than $25,000, Purchase Point Media Corporation will pay any difference to the law firm, provided that such shares are sold through Westminster Securities Corporation. The officer/stockholder of the Company forgave the liability from the Company as of June 30, 1998 and the Company recorded the transaction as forgiveness of debt income in the statement of operations. The Company recorded legal expense for the year ended June 30, 1999 and 1998 in the amounts of $11,305 and $13,695, respectively.

     Sales Agreements -
     ----------------

     a.) On September 15, 1998, the Company entered into an agreement with International Trade Group, L.L.C. ("ITG") to sell stores on the concept of installing advertising on their grocery carts.

     Compensation for services will be on a per cart basis. The Company will pay ITG a sales commission of $1.00 per cart for each contract signed and approved, an installation fee of $2.00 per cart and an advertising maintenance fee of $0.50 per cart. On an annual basis, the Company will pay ITG a sales maintenance commission of $.50 per cart.

     The Company will issue ITG 300,000 shares of its common stock at $5.00 per share upon the initial installation of advertising space. In addition, a shareholder of the Company will issue an option to ITG to purchase 300,000 shares of the shareholder's common stock at $1.00 per share, exercisable within a three (3) year period. Each of the options will be issued in three equal 100,000 share blocks, with one block being exercisable in whole or in part after each of the first, second and third years of this agreement, subject to ITG having met its installation targets. Upon the issuance of the options the Company will recognize an expense equal to the fair value of the option at the various dates of grants. As of December 21, 1999 no shares have been issued or options granted.

     Commissions will be payable on all installed and serviced carts during the duration of the contract. In the event of a premature termination, ITG is entitled to receive a one (1) year termination fee which would be the greater of (a) fees and commissions due for a year or (b) $1,000,000 as full and final compensation.

     The Company will be obligated for the payment of the quarterly rental to the stores for the use of their carts. The amount payable to the stores will be ten (10%) of gross advertising revenues received by the Company. To date no gross advertising revenue has been received and no payments have been made.

     b.) On April 27, 1997 the Company entered into a sales agreement with a shareholder ("contractor") of the Company to sell to advertisers each of the advertisement frames which are displayed on shopping carts at grocery stores. The Company will pay the contractor a commission of up to three (3%) percent of gross advertising dollars less the advertising agency commission of fifteen (15%) percent. The Company will also advance the contractor expenses as agreed upon to a proforma budget. To date no commissions have been paid or accrued.

     In addition the Company will cause certain shareholders of the Company to grant incentive options up to one million (1,000,000) common shares of the Company to the contractor. The options are exercisable to $1.00 per share after certain levels of gross advertising sales have been attained. The options expire five years from the date of issuance. As of this date no options have been issued as the commencement of operations has not begun. At the date of grant the options will be valued at fair market value.

     Marketing Agreement

     On August 14, 1998, the Company entered into a one-year agreement with Culver Associates, Ltd. ("Culver"). Culver is to study the Purchase Point Media business opportunities, provide business plan and place advertising and related materials needed to execute marketing plans. Compensation to Culver is a monthly fee of $25,000 for the first three (3) months. Culver also will receive the standard fifteen (15%) percent agency commission for purchases of media time and space. The Company made (2) two $25,000 payments in August and September 1998. The Company and Culver have agreed that no further payments will be made under the terms of the agreement until the Company has commenced with the installation of advertising space and Culver provides additional services, as defined.

Item 8.  Changes in and Disagreements with Accountants

     Not applicable

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The following sets forth-certain information with respect to the directors and executive officers of PPMC:


        Name                          Age                        Position
        ----                          ---                        --------

Albert P. Folsom                      60                 President and Director
John W. Hemmer                        72                 Director
Jay Walker                            77                 Director
Ethel V. Arnold                       53                 Controller


     The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship among any of PPMC's directors and executive officers.

     The following is a brief summary of the business experience of each of the directors and executive officers of PPMC:

Albert P. Folsom, President & Director

     Mr. Folsom has been President and director of PPMC for over five years, beginning with the predecessor company. His duties are: raising funds to maintain operations, spearheading patenting of the Company's patent in other countries, setting the plan of operations, bringing together people resources for the launching of operations and negotiating contracts with out-source contractors.

John W. Hemmer, C.F.A., Director

     Mr. Hemmer serves as a director of Paradigm Medical Industries, Inc., a manufacturer and marketer of diagnostic and surgical equipment for the eye care industry. Until June 1999 he was their Vice President of Finance, Treasurer and CFO. He was President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer from May 1989 to May 1997, which subsequently changed its name to Westfalia Investments, Inc.. He retained his registered representative status there until March 1995. Prior thereto, he was Vice President of Bankers Trust Company in charge of Venture Capital, Vice President of Corporate Finance at Dempsey Tegler and Company, Inc., a senior securities analyst at Lazard Freres & Company, Inc., and an investment officer of Chase Manhattan Bank. He is a director of Sea Pride Industries, Inc., which developed the first offshore marine production system licensed and permitted for use in the Gulf of Mexico, and a director of the Gulf Marine Institute of Technology, a nonprofit institute dedicated to performing mariculture research in the Gulf of Mexico utilizing former oil and gas platforms. He is also a director and Secretary of QMSI, Inc., a manufacturer and distributor of patented magnetic technologies for cooling towers to eliminate scale, algae and bacteria without using toxic, expensive and polluting chemicals. He received a BA degree in Economics from Queens College in 1951 and a MS degree in banking and finance from Columbia University Graduate School of Business in 1952. It is estimated that he spends one percent of his time on PPMC affairs.

Jay Walker, Director

     Since 1995, Mr. Walker has been President and director of US Medical Research Corp., a medical research organization doing research on degenerative disease. He has served as an outside director of National Youth Development Foundation since 1974 and is a volunteer pilot for the Collingwood Foundation, flying their B17 at air shows. It is estimated that he spends 1% of his time on PPMC affairs.

Ethel V. Arnold CPA, Comptroller

     Mrs. Arnold has maintained her accounting firm for the past five years. From 1995 to 1999, half of her time was devoted to Valve Automation and Control as CFO and head of administration. About one percent of her time over the last five years was spent on PPMC. When PPMC goes operational, she will be a full time officer of PPMC as controller and head of administration.

     The following is a brief summary of the business experience of the key personnel of Last Word Management Inc., which provides management services to PPMC (see "Item 1. Description of Business--Marketing").

John Hall, Director and President

     Mr. Hall is originally from Indiana, where he attended Purdue University as a Psychology Major. Immediately thereafter he spent four years of active duty in the U.S. Army as a front-line Medical Technician. His professional life has always revolved around the advertising industry in one facet or another. He started with Columbia Broadcasting (CBS) Retail Division in 1976, having the position of Vice-President, Director of Marketing. In 1983, he took on the position of Vice-President/Director of Transit for New York Subways (until taken over by Gannett Outdoor). Those responsibilities included community relations and promoting advertiser interest in their various products, from the East Coast to the West Coast. At Gannett, his responsibilities increased from senior account executive/major accounts, to national accounts manager and then director of transit. While there he developed and maintained national and local advertiser interests for the ultimate purchase of all Gannett products. On a personal level, he sits on various fund raising committees such as the Orange County Chapter of the March of Dimes, L.A. County Museum of Art, Huntington Memorial Hospital, National Child Abuse Prevention and others.

Roger Jung, Vice-President Operations

     Mr. Jung is President of MBA Management Corp., a firm providing management, financial and property consulting to a variety of clients. He obtained his Masters of Business Administration from Simon Fraser University in British Columbia. His experience over the years includes being President of a wholly owned subsidiary of Bow Valley Industries in Alberta, President of a laser manufacturing company and Engineering Manager for Canadian Westinghouse Co. Ltd.

John H. Mattice, Vice-President.

     Mr. Mattice is the Owner and President of Comcor Industries, a company specializing in backlit aisle marker display systems with electronic read outs for point of purchase advertising in supermarkets and drug stores. Previously, he managed the electronic billboard system for Bank of America.

Dal Brickenden, Vice-President, Sales

     Mr. Brickenden has devoted twenty-five years to a successful career in marketing, advertising, new product development and management. He was New
Product manager at Canada Starch Best Foods in Montreal, Quebec, an international division of International Multifoods of Minneapolis, Minnesota. He headed up the Colgate Palmolive account in Canada as Account Supervisor with the ad agency now known as FCB/Ronalds Reynolds Ltd., Toronto. Mr. Brickenden moved to Vancouver, British Columbia in the 1970's as Director of Marketing for a coating company and then joined with two partners to build one of Vancouver's top ad agencies.

Item 10. Executive Compensation

     The following table sets forth information for the years ended December 31, 1999, 1998 and 1997 concerning the compensation paid or awarded to the Chief Executive

     Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 1999, 1998 and 1997.

                           Summary Compensation Table

                                                                                                   Long-Term
                                                Annual Compensation                               Compensation
                                                -------------------                               ------------
Name and Principal Position                    Year           Salary               Bonus             Other
---------------------------                    ----           ------               -----             -----

Albert P. Folsom                               1999           $72,000                0                 0
President and Chief Executive Officer          1998           $72,000                0                 0
                                               1997           $72,000                0                 0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

                                                                                            Common Stock
Name and Address                                                                         Beneficially Owned
----------------                                                                         ------------------

John W. Hemmer                                                                                100,000
Jay Walker                                                                                     50,000
Ethel W. Arnold                                                                               200,000
Albert P. Folsom                                                                            3,337,500(1,2)
Amtel Communications Inc.                                                                   3,337,500(3)
All officers and directors as a group (4 persons)                                           3,687,500(2,4)

*    less than 1%

(1) Consists of shares held by Folsom Family Holdings. Mr. Folsom has a 10% interest in such entity. Mr. Folsom's address is c/o the Company.

(2) Does not include 3,337,500 shares owned by Amtel. Mr. Folsom is an officer of Amtel.

(3) The address of Amtel is c/o Martin and Associates, #2100-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 and the principal stockholder of Amtel is Rurik Trust (of which the beneficial owners are members of the Thomas McKie family).

(4)  Includes 3,337,500 shares owned by Folsom Family Holdings. See Footnote 1.

Item 12. Certain Relationships and Related Transactions

     The Company has no stated policy towards entering into transactions with related parties. However, the Company's intention is that any transactions with related parties in the future will be on terms no less favorable to the Company than those obtainable from unrelated parties.

     The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $508,407, $440,592 and $314, 093 at June 30, 1999, June 30, 1998 and June 30,
1997, respectively. Interest expense on these advances was $32,195, $24,455 and $14,775 for the years ended June 30, 1999, June 30, 1998 and June 30, 1997, respectively. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

     During the past two years, the Company has not entered into, and does not propose to enter into, any other transaction with a value in excess of $60,000 with a director, executive officer, beneficial owner of 5% or more of the Company's Common Stock, or members of any of such persons' immediate family.

Item 13. Exhibits and Reports on Form 8-K

     (a)  The  following  financial   statements  and  supplementary   financial
          information are filed as part of this Annual Report on Form 10-KSB:

                                                                         Page
                                                                         ----

     2.   Financial Documents:

     Independent Auditors' Report                                     F-1 - F-2

     Balance Sheets, June 30, 1999 and 1998                                 F-3

     Statements of Operations,  Years Ended
       June 30, 1999,  1998 and 1997 and the
       Period June 28, 1996 (Date of Formation)
       Through June 30, 1999                                                F-4

     Statements of Stockholders' Equity
       (Deficiency) for the Period June 28,
       1996 (Date of Formation) through
       June 30, 1999                                                  F-5 - F-6

     Statements of Cash Flows,  Years Ended
       June 30, 1999,  1998 and 1997 And the
       Period June 28, 1996 (Date of Formation) through
      June 30, 1999                                                   F-7 - F-8

      Notes to Financial Statements                                   F-9 - F-15

     3.   Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K:

     There were no current reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1999

     (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation 5-3) which are required to be filed with the Annual Report of Form 10-KSB.

     Exhibit Number                               Title
     --------------                               -----

         3 (a) Certificate of Incorporation and Bylaws of Registrant. Incorporated by Preference to Exhibit 3(a) and 3(b) of the Company's Report on Form 10-SB/A dated January 11, 2000

         10 (a) Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. Incorporated by Reference to Exhibit 10 (a) of the Company's Report on Form 10-SB/A dated January 11, 2000.

         10 (b) Agreement dated August 14, 1998 between Culver Associates, Ltd and the Registrant.
                              Incorporated by Reference to Exhibit 10 (b) of the Company's Report on Form 10-SB/A dated January 11, 2000.

         10 (c) Agreement dated August 12, 1998 between Dorian Capital Corporation and the Registrant. Incorporated by Reference to Exhibit 10 ( c) of the Company's Report on Form 10-SB/A dated January 11, 2000.

         10 (d) Agreement dated April 25, 1999 between Roger Jung (assigned to Last Word Management, Inc.) and the Registrant.
                              Incorporated by Reference to Exhibit 10 (d) of the Company's Report on Form 10-SB/A dated January 11, 2000.


          27.                 Financial Data Schedule

                                                    SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February ___, 2000

                                        PURCHASE POINT MEDIA CORPORATION

                                        By:    /s/ Albert P. Folsom
                                           -------------------------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer