Form 10QSB
period 1999-09-30
PURCHASE POINT MEDIA CORP
filed 2000-02-16
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ..............

              Commission File Number  000-25385


                        PURCHASE POINT MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

                      MINNESOTA                                 41-1853993
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                   141 FIFTH AVENUE, NEW YORK, NEW YORK 10010

                                 (212) 539-6104
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
      ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At February 15, 2000, there were 11,409,577 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                            Page

Part I.  Financial Information                                               1

  Item 1.    Financial Statements

             Balance Sheets as of September 30, 1999
              (unaudited) and June 30, 1999                                  2

             Statements  of  Operations  and for  the  three  months  Ended
              September 30, 1999 and 1998  (unaudited)  and the Period June
              28, 1996 (Date of Formation) through September 30, 1999        3

             Statements of Cash Flows   for the Three
              Months Ended September 30, 1999 and
              1998 (unaudited) and the Period June
              28, 1996 (Date of Formation) through September 30, 1999      4 - 5

             Notes to Financial Statements (unaudited)                       6

  Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   or Plan of Operations                                   7 - 9

Part II. Other Information

  Item 1.         Legal Proceedings                                          9

  Item 6.         Exhibits and Report on Form 8-K                            9

Signatures                                                                  10

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

                  The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                           September 30,            June 30,
                                               1999                   1999
                                          -------------           ----------
                                            Unaudited)
Current Assets:
  Cash                                     $   3,024             $        97
  Prepaid expenses                            17,333                  18,487
                                           ---------              ----------

     Total Current Assets                     20,357                  18,584

Equipment - net                                2,654                   2,810

Patents and trademarks - net                  26,689                  27,159
                                           ---------              ----------

     TOTAL ASSETS                         $   49,700             $    48,553
                                           =========              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                            $   46,903            $    46,903
  Accounts payable and
   accrued expenses                           164,123                163,014
  Due to officer/shareholder                  113,344                 86,130
  Due to related parties                      527,141                508,407
                                            ---------             ----------

     Total Current Liabilities                851,511                804,454
                                            ---------             ----------

Long-term debt                                 35,500                     --
                                            ---------             ----------

     Total Liabilities                        887,011                804,454
                                            ---------             ----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares
   outstanding 2,000 shares, at
   redemption value                               170                    170
  Common stock, no par value -
   authorized, 100,000,000 shares,
   issued and outstanding 11,409,577
   and 11,375,000 shares                      260,497                260,497
  Additional paid in capital                   23,104                 23,104
  Deficit accumulated during
   development stage                       (1,121,082)            (1,039,672)
                                           ----------             ----------

     Total Stockholders' Deficiency          (837,311)              (755,901)
                                           ----------             ----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY            $    49,700            $    48,553
                                           ==========             ==========


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                          Period
                                                                                        June 28, 1996
                                                                                          (Date of
                                                           Three Months Ended            Formation)
                                                              September 30,               through
                                                              -------------             September 30,
                                                      1999                1998               1999
                                                     ------               ------        -------------
                                                            (Unaudited)                  (Unaudited)
Costs and Expenses:
  General and administrative
   expenses                                          $   67,815           $  140,811      $1,007,311
  Interest expense                                       12,969                9,304         107,849
  Depreciation and
   amortization                                             626                  776           5,922
                                                      ----------           ----------      ---------
Net loss                                              $   81,410           $  150,891      $1,121,082
                                                      ==========           ==========      =========
Loss per common share -
  basic and diluted                                  $      .01           $      .01      $       --
                                                      ==========           ==========      =========
Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted                                 11,409,571           11,375,000             --
                                                      ==========           ==========      =========


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

Period
                                                                                June 28, 1996
                                                      Three Months Ended           (Date of
                                                         September 30,             Formation)
                                                     -------------------             through
                                                     1999          1998        September 30, 1999
                                                    ------        ------      -------------------
                                                         (Unaudited)              (Unaudited)
Cash flows from operating activities:

   Net (loss)                                       (81,410)      (150,891)    $ (1,121,082)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization                                       626            775            5,922
   Forgiveness of debt
    from related parties                                 --             --          (25,000)
   Non cash compensation                              1,154             --           30,941
Changes in operating assets and liabilities:

  (Increase) decrease in
   other assets                                          --             --           (5,143)

  Increase in accounts
   payable and accrued
   expenses                                           1,109          2,536          164,123
                                                    -------       --------         --------

  Net Cash (Used in )
   Operating Activities                             (78,521)      (147,580)        (950,239)
                                                    -------       --------         --------

Cash flows from investing activities:

  Purchase of equipment                                  --             --           (3,122)
                                                    -------       --------         --------

Cash flows from financing activities:

  Proceeds from related
   party                                             37,704         78,592          768,173
  Proceeds from note                                 35,500                          82,403
  Proceeds from officer/
   stockholder                                       30,684          4,038          163,185


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (continued)

Period

                                                                     June 28, 1996
                                       Three Months Ended               (Date of
                                          September 30,                 Formation)
                                     ------------------------            through
                                      1999              1998       September 30, 1999
                                     ------            ------     -------------------
                                           (Unaudited)                (Unaudited)
  Payments to officer/
   stockholder                        (4,840)               --         (51,211)
  Payments to related parties        (17,600)          (48,500)       (258,162)
  Proceeds from sale of
   common stock                           --                --         251,997
  Deposit received for
   issuance of shares                     --           120,000              --
                                     -------           -------        --------
     Net Cash Provided by
      Financing Activities            81,448           154,130         956,385
                                     -------           -------        --------

Net increase (decrease)
  in cash                              2,927             6,550           3,024

Cash - beginning of period                97                --              --
                                     -------           -------        --------

Cash - end of period                 $ 3,024          $  6,550        $  3,024
                                      ======           =======         =======

Supplementary Information:
  Cash paid during the year
   for:
     Interest                        $   561          $    259         $
                                      ======           =======         =======
     Income taxes                    $                $     --         $    --
                                      ======           =======         =======

Non-cash investing activities:
  Acquisition of business

Fair value of assets
  acquired                           $    --          $  8,500          $ 8,500
                                      ======           =======          =======

Forgiveness of related
 party loan                          $    --           $    --          $25,000
                                      ======           =======          =======

Issuance of warrants in
 connection with the sale
 of common stock                     $    --           $    --          $23,104
                                      ======           =======          =======


                        PURCHASE POINT MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

  1.     ORGANIZATION

             The balance sheet as of September 30, 1999, and the consolidated statements of operations and cash flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income (loss) and cash flows for all periods presented have been made. Certain items in the September 30, 1998 financial statements have been reclassified to conform to September 30, 1999 classifications. The information for June 30, 1999 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

             The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

             The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At September 30, 1999, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

             The  development  activities  of the  Company  are  being  financed through advances by a major shareholder The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

             The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         EARNINGS (LOSS) PER SHARE

             Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

         Results of Operations

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                      % Increase(Decrease) from Prior Period
                                                 Three months Ended
                                               September 30, 1999
                                                 compared with 1998

         General and administrative
          expense                                       (51.8)%
         Interest expense                                39.4
         Net (loss)                                     (46.1)


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

PART II.   Other Information

             Item 1.   Legal Proceedings

             See Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

             Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1999.

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