Form 10QSB
period 1999-12-31
PURCHASE POINT MEDIA CORP
filed 2000-02-16
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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

YES    X         NO
     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At February 15, 2000, there were 11,409,577 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX


                                                                                        Page
                                                                                        ----

Part I.  Financial Information                                                            1

  Item 1.         Financial Statements

                  Balance Sheets as of December 31, 1999
                   (unaudited) and June 30, 1999                                          2

                  Statements  of  Operations  and for the Six and  Three  Months
                   Ended December 31, 1999 and 1998  (unaudited)  and the Period
                   June 28, 1996 (Date of Formation) through December 31, 1999            3

                  Statements of Cash Flows   for the Six
                   Months Ended December 31, 1999 and
                   1998 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   December 31, 1999                                                    4 - 5

                  Notes to Financial Statements (unaudited)                               6

  Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   or Plan of Operations                                                  7

Part II. Other Information

  Item 1.         Legal Proceedings                                                       9

  Item 6.         Exhibits and Report on Form 8-K                                         9

Signatures                                                                               10


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

               The results of operations for the six months ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                                           December 31,         June 30,
                                                                               1999                1999
                                                                           ------------         --------
                                                                            Unaudited)
                                                                           ------------

Current Assets:
  Cash                                                                     $      --                      $      97
  Prepaid expenses                                                              16,179                       18,487
                                                                            ----------                     --------

     Total Current Assets                                                       16,179                       18,584

Equipment - net                                                                  4,101                        2,810

Patents and trademarks - net                                                    26,219                       27,159
                                                                             ---------                     --------

     TOTAL ASSETS                                                          $    46,499                    $  48,553
                                                                             =========                     ========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                                                             $   46,903                   $   46,903
  Accounts payable and
   accrued expenses                                                            183,095                      163,014
  Due to officer/shareholder                                                   115,770                       86,130
  Due to related parties                                                       519,370                      508,407
                                                                             ---------                    ---------

     Total Current Liabilities                                                 865,138                      804,454
                                                                             ---------                    ---------

Long-term debt                                                                 131,555                         -
                                                                             ---------                    ---------

     Total Liabilities                                                         996,693                      804,454
                                                                             ---------                    ---------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares
   outstanding 2,000 shares, at
   redemption value                                                                170                          170
  Common stock, no par value -
   authorized, 100,000,000 shares,
   issued and outstanding 11,409,577
   and 11,375,000 shares                                                       260,497                      260,497
  Additional paid in capital                                                    23,104                       23,104
  Deficit accumulated during
   development stage                                                        (1,233,965)                  (1,039,672)
                                                                            ----------                   ----------

     Total Stockholders' Deficiency                                           (950,194)                    (755,901)
                                                                            ----------                   ----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                                             $    46,499                  $    48,553
                                                                            ==========                   ==========


                                         PURCHASE POINT MEDIA CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS



                                                                                                                         Period
                                                                                                                      June 28, 1996
                                                                                                                        (Date of
                                                Six Months Ended                     Three Months Ended                 Formation)
                                                   December 31,                          December 31,                    through
                                                   ------------                          ------------                  December 31,
                                              1999             1998                1999                  1998              1999
                                             ------           ------              ------                ------           -------
                                                    (Unaudited)                            (Unaudited)                  (Unaudited)

Costs and Expenses:
  General and administrative
   expenses                                $   164,791      $   225,410          $  96,976             $  84,599         $1,104,287
  Interest expense                              28,223           18,838             15,254                 9,534            123,103
  Depreciation and
   amortization                                  1,279            1,552                653                   779              6,575
                                            ----------       ----------           --------              --------          ---------

Net loss                                   $   194,293      $   245,800          $ 112,883             $  94,912         $1,233,965
                                            ==========       ==========           ========              ========          =========

Loss per common share -
  basic and diluted                             $  .02           $  .02             $  .01                $  .01            $  --
                                                 =====            =====              =====                 =====              =====

Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted                       11,409,571       11,375,000         11,409,571            11,375,000               --
                                            ==========       ==========         ==========            ==========          =========





                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                     Period
                                                                                                                  June 28, 1996
                                                                          Six Months Ended                          (Date of
                                                                            December 31,                            Formation)
                                                                            ------------                             through
                                                                    1999                      1998               December 31, 1999
                                                                   ------                    ------              -----------------
                                                                              (Unaudited)                            (Unaudited)

Cash flows from operating activities:
   Net (loss)                                                    $(194,293)               $(245,800)                  $(1,233,965)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization                                                    1,279                    1,552                         6,575
   Forgiveness of debt
    from related parties                                              --                       --                         (25,000)
   Non cash compensation                                             2,308                   11,305                        32,095
Changes in operating assets and liabilities:
  (Increase) decrease in
  other assets                                                        --                       --                          (5,143)
  Increase in accounts
   payable and accrued
   expenses                                                         20,081                   20,539                       183,095
                                                                 ---------                 --------                    ----------

  Net Cash (Used in)
   Operating Activities                                           (170,625)                (212,404)                   (1,042,343)
                                                                 ----------                --------                    ----------

Cash flows from investing activities:
  Purchase of equipment                                             (1,630)                    --                          (4,752)
                                                                 ----------                --------                   -----------

Cash flows from financing activities:
  Proceeds from related
   party                                                            56,762                  168,348                       787,231
  Proceeds from borrowings                                         131,555                     --                         178,458
  Proceeds from officer/
   stockholder                                                      57,063                    4,038                       189,564



                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (continued)


                                                                                                                     Period
                                                                                                                  June 28, 1996
                                                                          Six Months Ended                          (Date of
                                                                            December 31,                            Formation)
                                                                            ------------                             through
                                                                    1999                      1998               December 31, 1999
                                                                   ------                    ------              -----------------
                                                                              (Unaudited)                            (Unaudited)


  Payments to officer/
   stockholder                                                     (27,424)                 (15,396)                   (73,795)
  Payments to related parties                                      (45,798)                (125,259)                  (286,360)
  Proceeds from sale of
   common stock                                                       --                       --                      251,997
  Deposit received for
   issuance of shares                                                 --                    182,000                       --
                                                                  --------                  -------                  ---------
     Net Cash Provided by
      Financing Activities                                         172,158                  213,731                  1,047,095
                                                                  --------                  -------                  ---------

Net increase (decrease)
  in cash                                                              (97)                   1,327                       --

Cash - beginning of period                                              97                     --                         --
                                                                  --------                  -------                  ---------


Cash - end of period                                             $    --                   $  1,327                 $     --
                                                                  ========                  =======                  =========

Supplementary Information:
  Cash paid during the year
   for:
     Interest                                                    $     667                 $    551                 $    1,700
                                                                  ========                  =======                  =========
     Income taxes                                                $    --                   $   --                   $     --
                                                                  ========                  =======                  =========

Non-cash investing activities:
  Acquisition of business

Fair value of assets
  acquired                                                       $    --                   $  8,500                   $  8,500
                                                                  ========                  =======                    =======

Forgiveness of related
 party loan                                                      $    --                   $ 25,000                   $ 25,000
                                                                  ========                  =======                    =======

Issuance of warrants in
 connection with the sale
 of common stock                                                 $    --                   $   --                    $ 23,104
                                                                  ========                  =======                    =======





                        PURCHASE POINT MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

  1.     ORGANIZATION

             The balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income (loss) and cash flows for all periods presented have been made. Certain items in the December 31, 1998 financial statements have been reclassified to conform to December 31, 1999 classifications. The information for June 30, 1999 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

             The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

             The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At December 31, 1999, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

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

         Results of Operations

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                      % Increase  (Decrease) from Prior Period
                                      ----------------------------------------
                                       Six Months Ended      Three Months Ended
                                       December 31, 1999     December 31, 1999
                                       compared  with 1998   compared with 1998
                                       -------------------   ------------------

          General and administrative
           expense                           (26.9)%                14.6%
          Interest expense                    49.8                  60.0
          Net (loss)                         (21.0)                (16.2)

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

             Item 1.   Legal Proceedings

             See Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

             Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February ___, 2000

                                    PURCHASE POINT MEDIA CORPORATION

                                    By:    /s/ Albert P. Folsom
                                       -----------------------------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer