Form 10KSB/A
period 1999-06-30
PURCHASE POINT MEDIA CORP
filed 2000-03-22
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                                 YES [X] NO [ ]

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

     DOCUMENTS INCORPORATED BY REFERENCE:     NONE

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

Part I                                                                      Page
                                                                            ----

         Item 1.  Business                                                     1

         Item 2.  Properties                                                   4

         Item 3.  Legal Proceedings                                            5

         Item 4.  Submission of Matters to Vote of
                  Security Holders                                             5

Part II

         Item 5.  Market for Registrant's Common Equity
                  And Related Stockholders Matters                             5

         Item 6.  Management's Discussion and Analysis
                  Of Financial Condition and Results of
                  Operations                                              6 - 10

         Item 7.  Financial Statements                                        10

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                        11

Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16 (a)
                  Of the Exchange Act                                         11

         Item 10. Executive Compensation                                      16

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                  16 - 17

         Item 12. Certain Relationships and
                  Related Transactions                                        17

Part IV

         Item 13. Exhibits and Reports on Form 8-K                       18 - 19

         Signatures                                                           20
         Page F-1 follows Page 10

Item 1.  Description of Business

     Purchase Point Media Corporation ("PPMC" or the "Company"), with offices located at Suite 1100, 141 Fifth Avenue, New York, New York 10010, was organized under the laws of the State of Minnesota on June 29, 1996. PPMC owns a patented grocery cart advertising display device called the last word(R) that attaches to supermarket shopping carts. At this time, patents have been granted in the United States, Canada, France, Germany and the United Kingdom. The last word(R) is a registered trademark owned by PPMC. The Company is still in the development stage and is not an operating company. There can be no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

     The last word(R) is a clear plastic, weatherproof, highly durable, state of the art, point-of-purchase ("POP") display device that encloses a glossy color photo insert. The panel is 1/4 inch thick, 7 inches high and 16 inches wide. The last word(R) insert contains 10 three by three inch advertisement frames. The last word(R) attaches to the back of the child's seat section in grocery carts, so that it is directly in front of the shopper's eyes. Management believes that the last word(R) has powerful advantages over competing POP advertising media.

     The development of the last word(R) began in 1991 when the inventor, Albert Folsom, applied for patent protection. Subsequent to that, Amtel Communications Inc. ("Amtel") invested over $1,000,000 in the development of the last word(R), which included applying for and receiving the registered trademark for the last word(R). In June 1994, a Nevada corporation also called Purchase Point Media Corporation acquired the patents and the exclusive marketing rights and trademark. In April 1997, a public Minnesota Corporation acquired the assets of Purchase Point Media Corporation, leaving PPMC (Minnesota) as the surviving company.

     From 1993 to 1997, PPMC worked on development of the last word(R), seeking patent protection in additional countries and setting the stage to launch a global point of purchase advertisement service company. On the 25th of April 1997 PPMC contracted with Roger Jung, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for PPMC. Subsequently, the contract was amended to make LWM the primary contractor handling operations for PPMC. LWM's operating responsibilities include as sales, renting space on shopping carts, purchasing the last word(R), installing the last word(R), ad changes and maintenance. All references herein to PPMC's operations should be interpreted as operations handled by PPMC through LWM. Under the contract with LWM, LWM receives 50% of the gross revenue collected from advertising, to cover the cost of the last word(R), operating cost and their profit.

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

Marketing, Sales and Operations

     PPMC will rent the child seat locations on grocery carts from supermarkets for a rental rate equal to 10% of the gross advertising revenues that the Company receives. PPMC will sell the advertising for each of the ten positions on the last word(R) to manufacturers of leading national brand products sold in supermarkets. Each position is priced at $2.25 per month per thousand customer checkouts at the grocery store. Advertising agencies will receive a 15% commission for all advertisements placed on behalf of their clients. This advertising will be replaced in quarterly cycles to coincide with the seasons.

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

Advertisement Sales and Grocery Store Operations

     PPMC has contracted with Last Word Management, Inc. ("LWM") to conduct its sales and operations. For over two decades, LWM personnel have been active in virtually all facets of the advertising industry. Based on their experience and relationships, the Company believes that LWM will be able to sell all of the advertisement space in the last word(R) and contract with the chain stores. In addition they will be in charge of installing the last word(R) and changing the advertisement inserts contained in the last word(R).

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

     News Corp. acquired Actmedia Inc. of Darien, Connecticut, which was owned by Heritage Media Corp. and then changed the name to News America Marketing. News America Marketing named the grocery cart division, "Smart Source Carts" (sometimes referred to herein as Actmedia). News America Marketing is a large company, which competes in several categories of point of purchase supermarket advertising, including using grocery carts as the location for its advertising message. Actmedia pioneered grocery cart advertising and has proven that a single POP advertisement on a grocery cart can be effective and profitable.

     Smart Source Carts attaches an 8-inch by 9 inch by 9-inch single advertisement panel to the front inside and front outside of shopping carts. According to Actmedia promotional literature, its clients have commissioned the research company A.C. Nielsen to conduct over 600 independent surveys on Actmedia's ad program. Nielsen's findings concluded that Actmedia's grocery cart advertising increases average sales of the advertised products by 12.6%.

     ADDvantage is a company headquartered in Tulsa, Oklahoma. ADDvantage features a calculator bolted to the handle bar of a shopping cart and having an adjacent single advertisement display which measures two by 2 and 7/8 inches.

     In addition to Actmedia (News America) and ADDvantage, there are a number of other competitors in the industry. VideOcart is a shopping cart equipped with a black and white battery operated video screen, which imparts information as well as advertisements. Other competitors include shelf and aisle displays as well as a number of newer hi-tech POP displays. Various electronic in-store displays and coupon systems exist including: Aisle Vision to straddle the aisle; Market Vision, an electronic message board crawl screen; POPNET, a computerized in-store system displaying animated sequences and price promotions; Actmedia's Instant Coupon Machine, an on-shelf electronic dispensing device; and Shelf Vision, another electronic display system.

     In Store Advertising has a backlit display unit with an LED read out placed above the aisle in grocery stores. Other displays include motion-activated units designed to heighten product visibility. Camtalker's sensory equipment triggers a taped message whenever a customer comes within range. Soundtron also triggers a message to potential customers as does Voice Vendor.

     The Company believes that since the last word(R) will be in continuous communication with each and every shopper in the store, it will be more effective than the products of its competitors.

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

Production and Manufacturing

     The early stage manufacturing of the last word(R)has been undertaken by Lesair, Inc. in San Diego, California. The manufacturer of the final production runs has not been determined. Competitive bids are being tendered at this time.

Item 2.  Description of Property

     At present, the Company does not own any real property. The Company leases office space at $1,000 per month, on a month-to-month basis at 2832 Bellevue, West Vancouver, British Columbia, Canada. PPMC does not pay for shared office space with Culver at 141 5th Avenue, New York, NY (This will change when PPMC becomes operational).

Item 3.  Legal Proceedings

     Bolton V. Purchase Point Media Corp. et al (San Diego Superior Court case number 728268). This is a lawsuit filed by an individual who alleges that pursuant to an agreement with Purchase Point Media Corp. he is owned 50,000 shares of its stock. Said allegation is denied by PPMC and the lawsuit is being vigorously defended. Although Purchase Point Media Corporation fully expects to prevail in this matter, a judgement in Mr. Bolton's favor would have an insignificant financial effect on PPMC.

     PPMC is not a party to any other litigation (nor is its property the subject of) any pending legal proceeding.

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

     On July 16, 1997, the Company merged with Purchase Point Media Corporation, a Nevada corporation ("PPMC (Nevada)"). In connection with such merger, the Company issued 6,675,000 shares of Common Stock to the two stockholders of PPMC (Nevada), both of whom were accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in connection with such merger were valued at $8,500. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing such shares in that there were only two acquirers, both of whom were accredited investors.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

     In order to become an operating company, PPMC will have to secure financing of seven and a half million dollars ($7,500,000). Even though PPMC has limited capital and resources, management believes that because of the merits of the last word(R) they will be able to secure the required financing. Currently PPMC is pursuing two avenues of financing, one is by pre-selling ad space in the last word(R) and the other is private equity capital. Discussed below are some of the reasons that lead management to believe they will be successful.

     Over the last decade grocery cart advertising has been losing its appeal as a method of reaching shoppers at the point of purchase. The reason; the companies that offer advertising on shopping carts only offer the advertiser a 8.3% coverage on the carts, which cannot compete with other in-store media that offer 100% coverage. At a lower cost, PPMC is able to offer 100% coverage on shopping carts. The last word(R) is a friendly type of advertising that reaches all the shoppers when they are trying to remember or deciding what to buy, that is when they are open to the power of suggestion.

     Two types of brands that benefit most from the last word(R) are; A) The mature brand with well developed image and reduced media budget and low A to S ratio (advertising to sales) and B) The old and new brand early in a new positioning campaign where top of mind/unaided awareness has not yet reached targeted levels. In either case, the last word(R) is just the right push at the right instant to convert new image or old brand equity into additional dollars.

     PPMC has completed putting together sales tools for sales people who are now attempting to persuade chain store to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits for sales people in order for them to try and persuade advertisers to purchase or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount. Should PPMC be successful in this approach, PPMC will have more than sufficient capital to start operations. As of January 1, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

     The following "Comparable Rate Analysis" is submitted as support for the above statement. "At a lower cost, PPMC is able to offer 100% coverage of shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of an example.

Comparable Rate Analysis of Smart Source(R)& the last word(R)

     News America Marketing-In-Store, Smart Source(R) Cart Rates. Per store space rates (cost per store including per store production cost) for 1/12th (8.3%) of advertisers ads on carts facing the shopper and 1/12th facing away from the shopper. Assuming that each store has 200 carts, they will have 17 carts that have an advertisers ad facing the shopper and 17 that will be facing away from the shopper.

Smart Source(R) Cart Rates

     Tier I    National                                                   $47.83
     Tier II   Full market sales with 50% or more of store base           $62.83
     Tier III  Full market sales with less than 50% of store base         $66.83
     Tier IV   Chain Specific or less than full market                    $70.83

Last Word Management, the last word(R) Cart Rates

     The last word(R) is on 100% of the carts. The Cart Rate start at $2.25 (including production costs) per 1,000 checkouts (CPM) and increases to $3.25. For the purpose of comparison the CPM rate has been converted to a per store rate using 60,000 checkouts as the average checkouts per month. The 8.3% percent column is the last word(R) rate (ad on all the carts) converted to a rate as if the last word(R) were on 8.3% of the carts (as in Smart Source).

     The last word(R), Cart Rates

                                                            100%    8.3%
                                                            ----    ----
     Tier I    National                                   $135.00  $11.20
     Tier II   50% to 100% of National base               $165.00  $13.70
     Tier III  Less than 50% of National base             $180.00  $14.94
     Tier IV   Chain Specific or less than
               full market                                $195.00  $16.98

     Smart Source(R) Cart Rates (SS), adjusted upwards as if all ads were on all the carts facing the shoppers as in the last word(R) (TLW):

                                    SS 100%           TLW 100%
                                    -------           --------
          Tier I                    $573.96           $135.00
          Tier II                   $753.96           $165.00
          Tier III                  $801.96           $180.00
          Tier IV                   $849.96           $195.00
          Source: News America & ActMedia, media information.

     Average cost per 1,000 projections for TV media 1995-96. 30 second TV ad spot $12.00 with a high end cost of over $20.00 for a prime time 30 second spot on ABC/CBS/NBC affiliates. Source: www.amic.com.

     Upon starting operations and to maintain a successful advertisement service program, seven areas of the business and infrastructure will have to be in place, they are; (1) manufacturing the last word(R), (2) stores willing to rent space to PPMC, (3) advertisers willing to purchase space in the last word(R),
(4) installers to install the last word(R), (5) printer to print advertisement inserts, (6) maintenance and changing inserts and (7) competent administrators.

     Tooling and Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include, but not be limited to R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis.

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

     Advertising sales and chain store operations will be handled by Last Word Management. John Hall Dal Brickenden and Clete Thill have over 50 years of experience in selling and managing advertising and retail operations. LWM's responsibilities will include selling the ads that go into the last word(R), installation and maintenance of the last word(R) and the changing of the ad inserts.

     Printing will be handled by established printing companies based on competitive biding.

     Administration will be handled in house by Mrs. E.V. (EV) Arnold, CPA. Mrs. Arnold has over 20 years of experience in administration in the government, private and public sectors.

     The primary administrative function will be to monitor, evaluate, supervise and direct the subcontractors. The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers.

     On September 15, 1998, PPMC entered into an agreement with ITG, LLC, an Oregon Limited liability company. The essence of the agreement was that ITG, on behalf of PPMC, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts. Subsequently, ITG notified PPMC that they were changing their method of operations and that they had concerns about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for PPMC to make a first payment to ITG, PPMC notified ITG that PPMC was not going to make the said first payment to ITG. The President of ITG was most co-operative and mentioned another party that he believed could handle their end of the agreement. Representatives of Last Word Management met with this party, but no agreement was reached. Subsequently, PPMC amended the contract with Last Word Management wherein the responsibilities that ITG had undertaken, were taken over by Last Word Management.

     General and administrative expenses increased from $110,389 for the year ended June 30, 1998 to $416,772 for the year ended June 30, 1999. The Company attributes the increase primarily to increases in consulting expenses, professional fees, and sales related expenses including advertising and travel.

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

WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

December 7, 1999 (except as to Note 8 which is
                  as of March 13, 2000)

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                                                    June 30,
                                                                                                 --------------
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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                                          Period
                                                                                                                       June 28, 1996
                                                                                                                         (Date of
                                                                                                                        Formation)
                                                                        For the Years Ended June 30,                      through
                                                                        ----------------------------                     June 30,
                                                                 1999               1998                 1997                1999
                                                             -----------         -----------         -----------         -----------
Costs and Expenses:
  General and administrative
   expenses                                                  $   416,772         $   110,389         $    79,575         $   939,496
  Interest expense                                                39,879              29,226              19,775              94,880
  Depreciation and amortization                                    2,192               3,104                  --               5,296
                                                             -----------         -----------         -----------         -----------


Net loss                                                     $   458,843         $   142,719         $    99,350         $ 1,039,672
                                                             ===========         ===========         ===========         ===========

Loss per common share - basic
 and diluted                                                 $       .04         $       .01         $       .01         $        --
                                                             ===========         ===========         ===========         ===========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted                              11,400,563          11,375,000          11,375,000                  --
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

                                                                         Common Stock
                                                                      --------------------     Additional    Retained
                                         Preferred        Par                       Stated     Paid-In       Earnings
                                           Stock         Value        Shares         Value     Capital       (Deficit)       Total
                                         ---------       -----        ------        ------     ----------    ---------       -----
Balance, June 28,
 1996 (Date of
 Formation)                                     --     $      --            --     $      --     $  --     $      --      $      --
Sale of common
 stock at June 28,
 1996 (at $.009 per
 share)                                         --            --     1,175,000        10,000        --            --         10,000
Four-for-one stock split                        --            --     3,525,000            --        --            --             --
Issuance of preferred
 stock at June 30, 1996
 for consulting services
 (valued at $.09 per
 share)                                      1,000            85            --            --        --            --             85
Issuance of preferred
 stock at June 30, 1996
 for transfer agent
 services (valued at
 $.09 per share)                             1,000            85            --            --        --            --             85
Net loss, from June
 28, 1996 (Date of
 Formation) through
 June 30, 1996                                  --            --            --            --        --      (338,760)      (338,760)
                                         ---------     ---------     ---------     ---------     -----     ---------      ---------

Balance, June 30,
1996                                         2,000           170     4,700,000        10,000        --      (338,760)      (328,590)

                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 1999 (Continued)

                                                                      Common Stock
                                                                  --------------------       Additional    Retained
                                     Preferred        Par                       Stated       Paid-In       Earnings
                                       Stock         Value        Shares         Value       Capital       (Deficit)       Total
                                     ---------       -----        ------        ------       ----------    ---------       -----
Recapitalization for
 effect of reverse
 acquisition                                --            --     6,675,000         8,500            --            --          8,500
Net loss year ended
 June 30, 1997                              --            --            --            --            --       (99,350)       (99,350)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30,
 1997                                    2,000           170    11,375,000        18,500            --      (438,110)      (419,440)

Net loss, year ended
 June 30, 1998                              --            --            --            --            --      (142,719)      (142,719)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 30,
 1998                                    2,000           170    11,375,000        18,500            --      (580,829)      (562,159)

Sale of common stock
 (at $7.00 per share)                       --            --        34,571       241,997            --            --        241,997

Issuance of warrants
 for loan financing
 (issued at $.67
 per share)                                 --            --            --            --        23,104            --         23,104

Net loss, year ended
 June 30, 1999                              --            --            --            --            --      (458,843)      (458,843)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30,
 1999                                    2,000   $       170    11,409,571   $   260,497   $    23,104   $(1,039,672)   $  (755,901)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                           Period
                                                                                                                          June 28,
                                                                                                                         1996 (Date
                                                                                                                       of Formation)
                                                                           For the Years Ended June 30,                   through
                                                                           ----------------------------                   June 30,
                                                                   1999                1998                1997             1999
                                                               -----------        -----------        -----------        -----------
Cash flows from operating activities:
  Net (loss)                                                   $  (458,843)       $  (142,719)       $   (99,350)       $(1,039,672)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
   Depreciation and
    amortization                                                     2,192              3,104                 --              5,296
   Forgiveness of debt
    from related party                                                  --            (25,000)                --            (25,000)
   Non - cash compensation                                          15,922             13,695                 --             29,787
Changes in operating assets and liabilities:
  (Increase) decrease in
   other assets                                                       (600)            10,000            (14,900)            (5,143)
Increase in accounts
   payable and accrued
   expenses                                                         81,327             13,071              5,000            163,014
                                                               -----------        -----------        -----------        -----------
  Net Cash (Used in)
   Operating Activities                                           (360,002)          (127,849)          (109,250)          (871,718)
                                                               -----------        -----------        -----------        -----------

Cash flows from investing activities:
  Purchase  of equipment                                            (3,122)                --                 --             (3,122)
                                                               -----------        -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from related
   party                                                           308,377            126,499            117,170            730,469
  Proceeds from borrowings                                          46,903                 --                 --             46,903
  Payments to related party                                       (240,562)                --                 --           (240,562)
  Proceeds from officer/
   stockholder                                                      44,957              1,210                 --            132,501
  Payments to officer/
   stockholder                                                     (38,451)                --             (7,920)           (46,371)
  Proceeds from sale of
   common stock                                                    241,997                 --                 --            251,997
                                                               -----------        -----------        -----------        -----------
     Net Cash Provided by
      Financing Activities                                         363,221            127,709            109,250            874,937
                                                               -----------        -----------        -----------        -----------

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (Continued)


                                                                                                                           Period
                                                                                                                          June 28,
                                                                                                                         1996 (Date
                                                                                                                       of Formation)
                                                                           For the Years Ended June 30,                   through
                                                                           ----------------------------                   June 30,
                                                                   1999                1998                1997             1999
                                                               -----------        -----------        -----------        -----------
Net increase (decrease)
 in cash                                                                97              (140)                --                97

Cash - beginning of period                                              --               140                140                --
                                                               -----------        ----------           --------           -------


Cash - end of period                                           $        97        $       --           $    140           $    97
                                                               ===========        ==========           ========           =======


Supplementary Information:
  Cash paid during the year
   for:
     Interest                                                  $       774        $      259           $     --           $ 1,033
                                                               ===========        ==========           ========           =======
     Income taxes                                              $        --        $       --           $     --           $    --
                                                               ===========        ==========           ========           =======

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

3.   DEBT

                                                                           June 30,
                                                                           --------
                                                                      1999           1998
                                                                    --------       ------
         Short-term debt:

         Demand note from Dorian Capital Corp ,
          interest at 12%                                           $46,903        $   -
                                                                    =======        =====


4.   INCOME TAXES

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

6.   NOTE PAYABLE TO RELATED PARTY TRANSACTIONS

     Note payable to related party comprises advances from Amtel Communications, Inc. ("Amtel"). Amtel owns 29% of the common stock of the Company. The Company owed Amtel $508,407 and $440,592 at June 30, 1999 and 1998, respectively. Interest expense on the note was $32,195, $24,455 and $14,775 for the years ended June 30, 1999, 1998 and 1997, respectively, and $71,425 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued. All such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

     The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees in the amount of $72,000 per year for the years ending June 30, 1999, 1998 and 1997 and $288,000 for the period June 28, 1996 (Date of Formation) through June 30, 1999, respectively. The Company owed Folsom $79,966 and $79,624 at June 30, 1999 and 1998, respectively. Interest expense was $4,424, $5,000 and $5,000 for the years ended June 30, 1999, 1998 and 1997, respectively, and $21,424 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued.

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

     Information regarding the Company's Warrants for June 30, 1999 is as follows:

                                                                                      Weighted-
                                                                                      Average
                                                                                      Exercise
                                                             Shares                     Price
                                                             ------                     -----
         Warrants outstanding
          beginning of year                                      --                     $  --
         Warrants exercised                                      --                        --
         Warrants granted                                    34,571                      7.00
                                                             ------                     -----

         Warrants outstanding
          end of year                                        34,571                     $7.00
                                                             ======                     =====

         Warrants price range
          at end of year                                                                $7.00
         Warrant price range
          for exercised shares                                                          $  --
         Weighted-average fair
          value of warrants
          granted during the year                                                       $ .67

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

     Legal Retainer -

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

     Sales Agreements -

     a.) On September 15, 1998, the Company entered into an agreement with International Trade Group, LLC ("ITG"), an Oregon limited liability company. The essence of the agreement was that ITG, on behalf of the Company, would rent space on shopping carts from grocery stores, install and maintain the Last Word(R) and change the ad inserts. Subsequently, ITG notified the Company that they were changing their method of operations and they had concerns about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for the Company to make a first payment to ITG. On March 7, 2000 the Company notified ITG that it was not going to make said payment to ITG and the contract would be null and void. All other financial terms of the contract would also be terminated.

     b.) On April 29, 1997 the Company contracted with Roger Jung, a shareholder of the Company, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for the Company. Subsequently, the Contract was amended to make LWM the primary contractor handling operations of the Company after the termination of the contract with ITG. LWM's operating responsibilities including ad sales, renting space on shopping carts, purchasing the Last Word(R), ad changes and maintenance. Under the terms of the contract with LWM, LWM receives 50% of the gross revenue collected from advertisers, to cover the cost of the Last Word(R), operating costs and their profit.

     In addition, the Company will cause certain shareholders of the Company to grant incentive options up to one million (1,000,000) common shares of the Company to the contractor. The options are exercisable at $1.00 per share after certain levels of gross advertising sales have been attained. The options expire five years from the date of issuance. As of this date no options have been issued as the commencement of operations has not begun. The Company will recognize compensation expense for the difference between the exercise price of the option and the fair market value of the shares on the date of grant.

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

     Leases

     The Company leases office space on a month-to-month basis in New York and British Columbia, Canada. Rent expense for the years ended June 30, 1999, 1998 and 1997 and the period June 28, 1996 (Date of Formation) through June 30, 1999 was $14,981, $-0-, $ -0- and $14,981, respectively.

Item 8. Changes in and Disagreements with Accountants

     Not applicable


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The following sets forth-certain information with respect to the directors and executive officers of PPMC:

        Name                             Age                             Position
        ----                             ---                             --------
Albert P. Folsom                           61                      President and Director
John W. Hemmer                             72                      Director
Jay Walker                                 77                      Director
Ethel V. Arnold                            53                      Controller


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

     The following is a brief summary of the business experience of each of the directors and executive officers of PPMC:

Albert P. Folsom, President & Director

     Mr. Folsom has worked full time for PPMC since its inception. His duties include: raising funds to maintain operations, spearheading patent work, setting the plan of operations, bringing together people resources for the launching of operation, negotiating contracts with out-source companies and assisting Last Word Management, PPMC's primary contractor.

     Since 1989 to the present Mr. Folsom has served as a Director of Amtel Communications Inc. which he was the President of until 1999. Amtel is a private company that initially financed the last word(R), an advertisement display device that Mr. Folsom invented. In June of 1994 Mr. Folsom formed and served as President and Director of Purchase Point Media Corp. a Nevada Corporation that merged with PPMC Company. In 1983 he amalgamated several companies that become Aricana Resources. He served as President and Director of Aricana from 1983 to 1988 while directing Aricana's activities in medical research, development and marketing of medicinal products. While with Aricana he started a publishing company for medicinal products and founded The American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a Director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an electrical contracting company. After serving in the US Navy (1956 to 1960) he was a real estate salesman in southern California.

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

Roger Jung, Corporate Secretary

     Since 1994 Mr. Jung has assisted Mr. Folsom in the development of PPMC, for the past two years he has spent an average of 20 hours a week on PPMC or PPMC related activities. Mr. Jung's company Last Word Management is responsible for PPMC's operations.

     Since 1990, Mr. Jung has served on the Board of Amtel Communications and as its President since mid 1999. Amtel financed the development of this companies patented advertisement display device. From 1989 to present he has been actively involved in real estate sales and management in British Columbia. From 1982 to present, President of MBA Management Corp. MBA provides financial and management consulting services to small businesses. From 1980 to present, Chairman and Director of Fireplace Inns Hotels in Whistler, BC. In 1982 he started a Laser instrument manufacturing company in Oregon that he sold to a public company in 1988. From 1978 to 1982 served as President and General Manager of Bow Valley Industries subsidiary company, Mainland-Elworthy, and Industrial electrical manufacturing company with five divisions. From 1956 to 1978 he worked for Westinghouse Canada Ltd. Positions there included Manager of Engineering, Manager of Operations and Supervisor of Engineering. In addition to receiving his MBA at Simon Fraser University, he has taken numerous professional development courses such as Xerox sales courses, Harvard Management Games, 3D Management theory, Sensitivity training, Kepner Tregoe Decision analysis and others.

Ethel V. Arnold CPA, Comptroller

     Since 1988 Mrs. Arnold has maintained her private accounting practice in Tax, Accounting and financial planning. From 1995 to 1999, half of her time was devoted to Valve Automation and Control as CFO and head of administration. From 1980 to 1988 she was Vice President and Controller, Travelodge Int. Duties included responsibility for tax compliance, payroll, accounts payable and receivable and general ledger. Her last year there included responsibility for cash management. From 1964 to 1980 she held tax and accounting positions with AeroJet General, Arthur Young and Company and the County of San Diego. About one percent of her time over the last five years was spent on PPMC. When PPMC goes operational, she will be a full time officer of PPMC as controller and head of administration.

     The following is a brief summary of the business experience of the key personnel of Last Word Management Inc., which provides management services to PPMC (see "Item 1. Description of Business--Marketing--Operations").

Roger Jung, Chairman and Director

     Since 1990, Mr. Jung has served on the Board of Amtel Communications and as its President since mid 1999. Amtel financed the development of this companies patented advertisement display device. From 1989 to present he has been actively involved in real estate sales and management in British Columbia. From 1982 to present, President of MBA Management Corp. MBA provides financial and management consulting services to small businesses. From 1980 to present, Chairman and Director of Fireplace Inns Hotels in Whistler, BC. In 1982 he started a Laser instrument manufacturing company in Oregon that he sold to a public company in 1988. From 1978 to 1982 served as President and General Manager of Bow Valley Industries subsidiary company, Mainland-Elworthy, and Industrial electrical manufacturing company with five divisions. From 1956 to 1978 he worked for Westinghouse Canada Ltd. Positions there included Manager of Engineering, Manager of Operations and Supervisor of Engineering. In addition to receiving his MBA at Simon Fraser University, he has taken numerous professional development courses such as Xerox sales courses, Harvard Management Games, 3D Management theory, Sensitivity training, Kepner Tregoe Decision analysis and others.

John Hall, Director and President

     When PPMC starts operations, Mr. Hall's duties will be to sell space in the last word(R) and bring in additional sales people. He has not worked for PPMC.

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

Dal Brickenden, Vice-President, Sales

     Since 1993 Dal Brickenden has assisted in the development of the last word(R) and has been doing part time work for LWM since mid 1999. When PPMC starts operations, his duties will be to sell space in the last word(R) and recruit, train and supervise additional sales people.

     Mr. Brickenden has devoted twenty-five years to a successful career in marketing, advertising, new product development and advertising, communications and qualitative research through his private company Artemis Holdings Limited. From 1970 to 1985 he held a number of key positions such as, New Product Manager at Canada Starch Best Foods in Montreal, Quebec, and international division of International Multifoods of Minneapolis, Minnesota. He headed up the Colgate Palmolive account in Canada as Account Supervisor with the ad agency now known as FCB/Ronalds Reynolds Ltd., Toronto. After moving to Vancouver, BC with a partner, they build one of Vancouver's top ad agencies.

Clete J. Thill, Vice-President, Store Sales

     Mr. Thill started working for Last Word Management in January 2000. His duties are to rent space on grocery carts from chain stores. Currently he is spending 50% of his time on LWM's business, this is expected to increase to 100% by April, 2000.

     From 1987 to present Mr. Thill has been actively involved in real estate and financial services as a self employed businessman in Denver, Colorado. He holds a Real Estate Brokers, Stock Broker and Insurance License. From 1979 to 1987 he was employed at King Soopers, a Denver Colorado supermarket chain. At King Soopers (10,500 employees) he was Director of Personal and Labor Relations. He held the same position at Fairway Foods, Inc. in Northfield, Minnesota from 1975 to 1979. From 1971 to 1975 he was Executive Vice President, Northfield Area Chamber of Commerce, Northfield, Minnesota. His duties their included, managing the Chamber of Commerce's Northfield Industrial Corporation and the Citizens Advisory Council. Mr. Thill received his BS Degree from Augustana Collage in Sioux Falls, South Dakota.

Item 10.  Executive Compensation

      The following table sets forth information for the years ended June 30, 1999, 1998 and 1997 concerning the compensation paid or awarded to the Chief Executive

     Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 1999, 1998 and 1997.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1999 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

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

      The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $508,407 and $440,592 at June 30, 1999 and 1998, respectively. Interest expense on these advances was $32,195, $24,455 and $14,775 for the years ended June 28, 1999, 1998 and 1997, respectively, and $71,425 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

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

Item 13.  Exhibits and Reports on Form 8-K

(a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

                                                                            Page
                                                                            ----
     1.   Financial Documents:

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

2.   Financial Statement Schedules:

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

     Exhibit Number                          Title
     --------------                          -----

         3 (a)          Certificate of  Incorporation  and Bylaws of Registrant.
                        Incorporated by Preference to Exhibit 3(a) and 3(b) of the Company's Report on Form 10-SB dated February 11, 1999

         10 (a) Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. Incorporated by Reference to Exhibit 10 (a) of the Company's Report on Form 10-SB/A dated January 11, 2000.

         10 (b) Agreement dated August 14, 1998 between Culver Associates, Ltd and the Registrant. Incorporated by Reference to Exhibit 10 (b) of the Company's Report on Form 10-SB dated February 11, 1999.

         10 (c) Agreement dated August 12, 1998 between Dorian Capital Corporation and the Registrant. Incorporated by Reference to Exhibit 10 ( c) of the Company's Report on Form 10-SB dated February 11, 1999.

         10 (d) Agreement dated April 25, 1999 between Roger Jung (assigned to Last Word Management, Inc.) and the Registrant. Incorporated by Reference to Exhibit 10 (d) of the Company's Report on Form 10-SB dated February 11, 1999.

         27.            Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2000

                                        PURCHASE POINT MEDIA CORPORATION

                                        By:    /s/ Albert P. Folsom
                                           -------------------------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer