Form 10QSB/A
period 1999-09-30
PURCHASE POINT MEDIA CORP
filed 2000-03-22
CIK 1001065

FORM 10-QSB/A

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

Yes    X         No
    -------          -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At February 15, 2000, there were 11,409,577 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I.  Financial Information                                                            1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30, 1999
                   (unaudited) and June 30, 1999                                          2

                  Statements  of  Operations  and for  the  three  months  Ended
                   September 30, 1999 and 1998  (unaudited)  and the Period June
                   28, 1996 (Date of Formation) through
                   September 30, 1999                                                     3

                  Statements of Cash Flows   for the Three
                   Months Ended September 30, 1999 and
                   1998 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   September 30, 1999                                                   4 - 5

                  Notes to Financial Statements (unaudited)                               6

  Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   or Plan of Operations                                                7 - 11

Part II.          Other Information

  Item 1.         Legal Proceedings                                                      11

  Item 6.         Exhibits and Report on Form 8-K                                        11

Signatures                                                                               12

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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                            ASSETS
                                                                          September 30,                  June 30,
                                                                              1999                         1999
                                                                          -------------                   ------
                                                                           (Unaudited)
Current Assets:
  Cash                                                                      $   3,024                   $        97
  Prepaid expenses                                                             17,333                        18,487
                                                                            ---------                    ----------

     Total Current Assets                                                      20,357                        18,584

Equipment - net                                                                 2,654                         2,810

Patents and trademarks - net                                                   26,689                        27,159
                                                                            ---------                    ----------

     TOTAL ASSETS                                                          $   49,700                   $    48,553
                                                                            =========                    ==========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                                                            $   46,903                   $    46,903
  Accounts payable and
   accrued expenses                                                           164,123                       163,014
  Due to officer/shareholder                                                  113,344                        86,130
  Due to related parties                                                      527,141                       508,407
                                                                            ---------                    ----------

     Total Current Liabilities                                                851,511                       804,454
                                                                            ---------                    ----------

Long-term debt                                                                 35,500                             -
                                                                            ---------                    ----------

     Total Liabilities                                                        887,011                       804,454
                                                                            ---------                    ----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares
   outstanding 2,000 shares, at
   redemption value                                                               170                           170
  Common stock, no par value -
   authorized, 100,000,000 shares,
   issued and outstanding 11,409,577
   and 11,375,000 shares                                                      260,497                       260,497
  Additional paid in capital                                                   23,104                        23,104
  Deficit accumulated during
   development stage                                                       (1,121,082)                   (1,039,672)
                                                                           ----------                    ----------

     Total Stockholders' Deficiency                                          (837,311)                     (755,901)
                                                                           ----------                    ----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                                            $    49,700                   $    48,553
                                                                           ==========                    ==========

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                                                                Period
                                                                                                             June 28, 1996
                                                                                                               (Date of
                                                                    Three Months Ended                         Formation)
                                                                       September 30,                            through
                                                                       -------------                          September 30,
                                                                 1999                1998                         1999
                                                                ------              ------                      --------
                                                                      (Unaudited)                              (Unaudited)
Costs and Expenses:
  General and administrative
   expenses                                                  $   67,815           $  140,811                    $1,007,311
  Interest expense                                               12,969                9,304                       107,849
  Depreciation and
   amortization                                                     626                  776                         5,922
                                                              ---------            ---------                      --------
Net loss                                                     $   81,410           $  150,891                    $1,121,082
                                                              =========            =========                     =========
Loss per common share -
  basic and diluted                                          $      .01           $      .01                        $    -
                                                              =========            =========                         =====
Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted                                        11,409,571           11,375,000                             -
                                                             ==========           ==========                         =====

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                                    Period
                                                                                                                 June 28, 1996
                                                                       Three Months Ended                          (Date of
                                                                          September 30,                           Formation)
                                                                          -------------                             through
                                                                    1999                     1998              September 30, 1999
                                                                   ------                   ------             -------------------
                                                                            (Unaudited)                             (Unaudited)
Cash flows from operating activities:
   Net (loss)                                                   $  (81,410)               $(150,891)              $ (1,121,082)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization                                                      626                      775                      5,922
   Forgiveness of debt
    from related parties                                              -                        -                       (25,000)
   Non cash compensation                                             1,154                     -                        30,941
Changes in operating assets and liabilities:
  (Increase) decrease in
  other assets                                                        -                        -                        (5,143)
  Increase in accounts
   payable and accrued
   expenses                                                          1,109                    2,536                    164,123
                                                                   -------                 --------                   --------

  Net Cash (Used in )
   Operating Activities                                            (78,521)                (147,580)                  (950,239)
                                                                   -------                 --------                   --------

Cash flows from investing activities:
  Purchase of equipment                                               -                        -                        (3,122)
                                                                   -------                 --------                   --------

Cash flows from financing activities:
  Proceeds from related
   party                                                            37,704                   78,592                    768,173
  Proceeds from note                                                35,500                                              82,403
  Proceeds from officer/
   stockholder                                                      30,684                    4,038                    163,185

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (continued)


                                                                                                                   Period
                                                                                                                June 28, 1996
                                                                        Three Months Ended                         (Date of
                                                                            September 30,                          Formation)
                                                                            -------------                           through
                                                                     1999                    1998              September 30, 1999
                                                                    ------                  ------            -------------------
                                                                            (Unaudited)                            (Unaudited)
  Payments to officer/
   stockholder                                                      (4,840)                    -                     (51,211)
  Payments to related parties                                      (17,600)                 (48,500)                (258,162)
  Proceeds from sale of
   common stock                                                       -                        -                     251,997
  Deposit received for
   issuance of shares                                                 -                     120,000                     -
                                                                   -------                  -------                 --------
     Net Cash Provided by
      Financing Activities                                          81,448                  154,130                  956,385
                                                                   -------                  -------                 --------

Net increase (decrease)
  in cash                                                            2,927                    6,550                    3,024

Cash - beginning of period                                              97                     -                        -
                                                                   -------                  -------                 --------


Cash - end of period                                               $ 3,024                 $  6,550                 $  3,024
                                                                    ======                  =======                  =======

Supplementary Information:
  Cash paid during the year
   for:
     Interest                                                      $   561                 $    259                  $  -
                                                                    ======                  =======                  =======
     Income taxes                                                  $                       $   -                     $  -
                                                                    ======                  =======                  =======

Non-cash investing activities:
  Acquisition of business

   Fair value of assets
     acquired                                                      $  -                    $  8,500                  $ 8,500
                                                                    ======                  =======                  =======

Forgiveness of related
 party loan                                                        $  -                    $   -                     $25,000
                                                                    ======                  =======                  =======

Issuance of warrants in
 connection with the sale
 of common stock                                                   $  -                    $   -                     $23,104
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

4.   DEBT

     The Company entered into an agreement with Vintage International, Inc. ("Vintage") whereby the Company would borrow from Vintage up to $1,000,000. Vintage, at its option, may convert the balance of the loan wholly or in part, at any time, to common stock of the Company at the exercise price of $.50 per share, the fair market value of the Company's common stock. As of September 30, 1999, the Company received $35,500.

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

     Results of Operations

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                                                                 % Increase (Decrease) from Prior Period
                                                                                 ---------------------------------------
                                                                                           Three months Ended
                                                                                           September 30, 1999
                                                                                           compared with 1998
                                                                                           ------------------
                  General and administrative
                   expense                                                                      (51.8)%
                  Interest expense                                                               39.4
                  Net (loss)                                                                    (46.1)

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

          The following "Comparable Rate Analysis" is submitted as support for the above statement. "At a lower cost, PPMC is able to offer 100% coverage on shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of an example.

     Comparable Rate Analysis of Smart Source(R)& the last word(R)

          News America Marketing-In-Store, SmartSource(R) Cart Rates. Per store space rates (cost per store including per store production cost) for 1/12th (8.3%) of advertisers ads on carts facing the shopper and 1/12th facing away from the shopper. Assuming that each store has 200 carts, they will have 17 carts that have an advertisers ad facing the shopper and 17 that will be facing away from the shopper.

     Smart Source(R) Cart Rates
     --------------------------
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

     Upon starting operations and to maintain a successful advertisement service program, seven areas of the business and infrastructure will have to be in place, they are; (1) manufacturing "the last word(R)", (2) stores willing to rent space to PPMC, (3) advertisers willing to purchase space in the last word(R), (4) installers to install the last word(R), (5) printer to print advertisement inserts, (6) maintenance and changing inserts and (7) competent administrators.

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


     Three Months Ended September 30, 1999 compared to
          Three Months Ended September 30, 1998


     General and Administrative Expenses

          General and administrative expenses decreased from $140,811 for the three months ended September 30, 1998 to $67,815 for the three months ended September 30, 1999. The Company attributes this 51.8% decrease primarily to a decrease in consulting and sales related expenses.

     Interest Expense

          Interest expense increased from $9,304 for the three months ended September 30, 1998 to $12,969 for the three months ended September 30, 1999. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses.


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

PART II.   Other Information

          Item 1. Legal Proceedings

          Bolton V. Purchase Point Media Corp. et al (San Diego Superior Court case number 728268). This is a lawsuit filed by an individual who alleges that pursuant to an agreement with Purchase Point Media Corp. he is owed 50,000 shares of its stock. Said allegation is denied by PPMC and the lawsuit is being vigorously defended. Although Purchase Point Media
     Corporation fully expects to prevail in this matter, a judgement in Mr. Bolton's favor would have an insignificant financial effect on PPMC.

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

Dated:  March 20, 2000

                                   PURCHASE POINT MEDIA CORPORATION



                                    By:    /s/ Albert P. Folsom
                                        ---------------------------
                                          Albert P. Folsom
                                          President and Chief Executive Officer