Form 10QSB/A
period 1999-12-31
PURCHASE POINT MEDIA CORP
filed 2000-03-22
CIK 1001065

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

YES    X         NO
     -----           -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At February 15, 2000, there were 11,409,577 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                           Page
                                                                           ----

Part I.      Financial Information                                          1

  Item 1.    Financial Statements

             Balance Sheets as of December 31, 1999
              (unaudited) and June 30, 1999                                 2

             Statements of Operations and for the
              Six and Three Months Ended December
              31, 1999 and 1998 (unaudited) and
              the Period June 28, 1996 (Date of
              Formation) through December 31, 1999                          3

             Statements of Cash Flows for the Six
              Months Ended December 31, 1999 and
              1998 (unaudited) and the Period June
              28, 1996 (Date of Formation) through
              December 31, 1999                                           4 - 5

             Notes to Financial Statements (unaudited)                      6

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              or Plan of Operations                                       7 - 12

Part II.     Other Information

  Item 1.    Legal Proceedings                                             12

  Item 6.    Exhibits and Report on Form 8-K                               12

Signatures                                                                 13

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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                                          December 31,        June 30,
                                                                                             1999               1999
                                                                                          ------------        --------
                                                                                          (Unaudited)
Current Assets:
  Cash ................................................................................   $      --      $        97
  Prepaid expenses ....................................................................        16,179         18,487
                                                                                          -----------    -----------

     Total Current Assets .............................................................        16,179         18,584

Equipment - net .......................................................................         4,101          2,810

Patents and trademarks - net ..........................................................        26,219         27,159
                                                                                          -----------    -----------

     TOTAL ASSETS .....................................................................   $    46,499    $    48,553
                                                                                          ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable .......................................................................   $    46,903    $    46,903
  Accounts payable and
   accrued expenses ...................................................................       183,095        163,014
  Due to officer/shareholder ..........................................................       115,770         86,130
  Due to related parties ..............................................................       519,370        508,407
                                                                                          -----------    -----------

     Total Current Liabilities ........................................................       865,138        804,454
                                                                                          -----------    -----------

Long-term debt ........................................................................       131,555           --
                                                                                          -----------    -----------

     Total Liabilities ................................................................       996,693        804,454
                                                                                          -----------    -----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares
   outstanding 2,000 shares, at
   redemption value ...................................................................           170            170
  Common stock, no par value -
   authorized, 100,000,000 shares,
   issued and outstanding 11,409,577
   and 11,375,000 shares ..............................................................       260,497        260,497
  Additional paid in capital ..........................................................        23,104         23,104
  Deficit accumulated during
   development stage ..................................................................    (1,233,965)    (1,039,672)
                                                                                          -----------    -----------

     Total Stockholders' Deficiency ...................................................      (950,194)      (755,901)
                                                                                          -----------    -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY ........................................................   $    46,499    $    48,553
                                                                                          ===========    ===========


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                                                                    Period
                                                                                                                 June 28, 1996
                                                                                                                    (Date of
                                                Six Months Ended                    Three Months Ended             Formation)
                                                  December 31,                         December 31,                  through
                                                  ------------                         ------------                December 31,
                                              1999            1998                1999              1998              1999
                                            --------        --------             ------            ------           --------
                                                    (Unaudited)                         (Unaudited)                (Unaudited)
Costs and Expenses:
  General and administrative
   expenses ........................       $   164,791       $   225,410       $    96,976       $    84,599       $ 1,104,287
  Interest expense .................            28,223            18,838            15,254             9,534           123,103
  Depreciation and
   amortization ....................             1,279             1,552               653               779             6,575
                                           -----------       -----------       -----------       -----------       -----------

Net loss ...........................       $   194,293       $   245,800       $   112,883       $    94,912       $ 1,233,965
                                           ===========       ===========       ===========       ===========       ===========

Loss per common share -
  basic and diluted ................       $       .02       $       .02       $       .01       $       .01       $      --
                                           ===========       ===========       ===========       ===========       ===========

Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted ..............        11,409,571        11,375,000        11,409,571        11,375,000              --
                                           ===========       ===========       ===========       ===========       ===========



                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                  Period
                                                                                                               June 28, 1996
                                                                               Six Months Ended                   Date of
                                                                                 December 31,                    Formation)
                                                                                 ------------                     through
                                                                          1999                  1998          December 31, 1999
                                                                         ------                ------         ------------------
                                                                                 (Unaudited)                      (Unaudited)
Cash flows from operating activities:
   Net (loss) .................................................      $  (194,293)          $  (245,800)          $(1,233,965)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization .............................................            1,279                 1,552                 6,575
   Forgiveness of debt
    from related parties ......................................             --                    --                 (25,000)
   Non cash compensation ......................................            2,308                11,305                32,095
Changes in operating assets and liabilities:
  (Increase) decrease in
  other assets ................................................             --                    --                  (5,143)
  Increase in accounts
   payable and accrued
   expenses ...................................................           20,081                20,539               183,095
                                                                     -----------           -----------           -----------

  Net Cash (Used in)
   Operating Activities .......................................         (170,625)             (212,404)           (1,042,343)
                                                                     -----------           -----------           -----------

Cash flows from investing activities:
  Purchase of equipment .......................................           (1,630)                 --                  (4,752)
                                                                     -----------           -----------           -----------

Cash flows from financing activities:
  Proceeds from related
   party ......................................................           56,762               168,348               787,231
  Proceeds from borrowings ....................................          131,555                  --                 178,458
  Proceeds from officer/
   stockholder ................................................           57,063                 4,038               189,564


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (continued)


                                                                                                             Period
                                                                                                         June 28, 1996
                                                                         Six Months Ended                   Date of
                                                                           December 31,                    Formation)
                                                                           ------------                     through
                                                                    1999                  1998          December 31, 1999
                                                                   ------                ------         ------------------
                                                                           (Unaudited)                      (Unaudited)
  Payments to officer/
   stockholder ....................................                (27,424)                 (15,396)          (73,795)
  Payments to related parties .....................                (45,798)                (125,259)         (286,360)
  Proceeds from sale of
   common stock ...................................                   --                       --             251,997
  Deposit received for
   issuance of shares .............................                   --                    182,000              --
                                                               -----------              -----------       -----------
     Net Cash Provided by
      Financing Activities ........................                172,158                  213,731         1,047,095
                                                               -----------              -----------       -----------

Net increase (decrease)
  in cash .........................................                    (97)                   1,327              --

Cash - beginning of period ........................                     97                     --                --
                                                               -----------              -----------       -----------


Cash - end of period ..............................            $      --                $     1,327       $      --
                                                               ===========              ===========       ===========

Supplementary Information:
  Cash paid during the year
   for:
     Interest .....................................            $       667              $       551       $     1,700
                                                               ===========              ===========       ===========
     Income taxes .................................            $      --                $      --         $      --
                                                               ===========              ===========       ===========

Non-cash investing activities:
  Acquisition of business

  Fair value of assets
   acquired .......................................            $      --                $     8,500       $     8,500
                                                               ===========              ===========       ===========

Forgiveness of related
 party loan .......................................            $      --                $    25,000       $    25,000
                                                               ===========              ===========       ===========

Issuance of warrants in
 connection with the sale
 of common stock ..................................            $      --                $      --         $    23,104
                                                               ===========              ===========       ===========





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

4.       DEBT

             The Company entered into an agreement with Vintage International, Inc. ("Vintage") whereby the Company would borrow from Vintage up to $1,000,000. Vintage, at its option, may convert the balance of the loan wholly or in part, at any time, to common stock of the Company at the exercise price of $.50 per share, the fair market value of the Company's common stock. As of December 31, 1999, the Company received $131,555.

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

         Results of Operations

             The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                      % Increase (Decrease) from Prior Period
                                      ---------------------------------------
                                       Six Months Ended       Three Months Ended
                                       December 31, 1999      December 31, 1999
                                       compared with 1998     compared with 1998
                                       ------------------     ------------------

General and administrative
 expense .........................          (26.9)%                  14.6%
Interest expense .................           49.8                    66.0
Net (loss) .......................          (21.0)                  (16.2)

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

         Comparable Rate Analysis of Smart Source(R) & the last word(R)

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

         Six Months Ended December 31, 1999 compared to
             Six Months Ended December 31, 1998

             General and Administrative Expenses

             General and administrative expenses decreased from $225,410 for the six months ended December 31, 1998 to $164,751 for the six months ended December 31, 1999. The Company attributes this decrease primarily to a decrease in consulting and sales related expenses during the six month period.

             Interest Expense

             Interest expense increased from $18,838 for the six months ended December 31, 1998 to $20,223 for the six months ended December 31, 1999. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses.

         Three Months Ended December 31, 1999 compared to
             Three Months Ended December 31, 1998

             General and Administrative Expenses

             General and administrative expenses increased from $84,555 for the three months ended December 31, 1998 to $96,796 for the three months ended December 31, 1999. The Company attributes this increase primarily to an increase in professional fees offset, in part, by decreases in consulting and sales related expenses.

             Interest Expense

             Interest expense increased from $9,534 for the three months ended December 31, 1998 to $15,254 for the three months ended December 31, 1999 due to the reasons outlined in the six month analysis.

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

Dated:  March 20, 2000

                                      PURCHASE POINT MEDIA CORPORATION

                                      By: /s/ Albert P. Folsom
                                          --------------------
                                          Albert P. Folsom
                                          President and Chief Executive Officer