Form 10QSB
period 2000-03-31
PURCHASE POINT MEDIA CORP
filed 2000-05-11
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _________________

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

YES  X         NO
    ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 2000, there were 11,815,246 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----

Part I.           Financial Information                                    1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31, 2000
                   (unaudited) and June 30, 1999                           2

                  Statements of Operations for the
                   Nine and Three Months Ended March
                   31, 2000 and 1999 (unaudited) and
                   the Period June 28, 1996 (Date of
                   Formation) through March 31, 2000                       3

                  Statements of Cash Flows for the Nine
                   Months Ended March 31, 2000 and
                   1999 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   March 31, 2000                                        4 - 5

                  Notes to Financial Statements (unaudited)              6 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                 7 - 11

Part II.          Other Information

  Item 1.         Legal Proceedings                                        12

  Item 6.         Exhibits and Reports on Form 8-K                         12

Signatures                                                                 13

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

           The results of operations for the nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                        March 31,                 June 30,
                                          2000                      1999
                                        ---------                 --------
                                       (Unaudited)
Current Assets:
  Cash                                  $        --             $        97
  Prepaid expenses                           16,525                  18,487
                                        -----------             -----------

     Total Current Assets                    16,525                  18,584

Equipment - net                               4,965                   2,810

Patents and trademarks - net                 25,749                  27,159
                                        -----------             -----------

     TOTAL ASSETS                       $    47,239             $    48,553
                                        ===========             ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                          $    46,903             $    46,903
  Accounts payable and
   accrued expenses                          187,637                 163,014
  Due to officer/shareholder                 120,260                  86,130
  Due to related parties                     525,782                 508,407
                                         -----------             -----------

     Total Current Liabilities               880,582                 804,454
                                         -----------             -----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares;
   outstanding 2,000 shares, at
   redemption value                              170                     170
  Common stock, no par value -
   authorized 100,000,000 shares;
   issued and outstanding 11,815,246
   and 11,375,000 shares                     498,134                 260,497
  Additional paid in capital                  77,674                  23,104
  Deficit accumulated during
   development stage                      (1,409,321)             (1,039,672)
                                         -----------             -----------

     Total Stockholders' Deficiency         (833,343)               (755,901)
                                         -----------             -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY           $    47,239             $    48,553
                                         ===========             ===========

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                                        Period
                                                                                                    June 28, 1996
                                                                                                      (Date of
                                          Nine Months Ended             Three Months Ended            Formation)
                                               March 31,                      March 31,                through
                                               ---------                      ---------                March 31,
                                         2000              1999          2000            1999            2000
                                       --------          --------       ------          ------          -------
                                              (Unaudited)                     (Unaudited)             (Unaudited)
Costs and Expenses:
  General and administrative
   expenses                           $  268,083       $  318,719     $   103,292       $  93,309       $ 1,207,579
  Interest expense                        99,520           28,336          71,297           9,498           194,400
  Depreciation and
   amortization                            2,046            2,328             767             776             7,342
                                      ----------       ----------     -----------       ---------       -----------

Net loss                              $  369,649       $  349,383     $   175,356       $ 103,583       $ 1,409,321
                                      ==========       ==========     ===========       =========       ===========

Loss per common share -
  basic and diluted                   $      .03       $      .03     $       .02       $     .01       $        --
                                      ==========       ==========     ===========       =========       ===========

Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted                  11,597,559       11,375,000     11,597,559        11,375,000              --
                                      ===========      ===========    ===========       ===========     ===========


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                   Period
                                                                June 28, 1996
                                      Nine Months Ended           (Date of
                                          March 31,               Formation)
                                         ----------               through
                                     2000          1999        March 31, 2000
                                    ------        ------       --------------
                                        (Unaudited)             (Unaudited)
Cash flows from operating
  activities:
   Net (loss)                    $  (369,649)   $  (349,383)   $(1,409,321)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization                      2,046          2,328          7,342
    Forgiveness of debt
     from related parties                 --             --        (25,000)
    Non cash compensation              3,462             --         33,249
    Non cash interest expense         54,570             --         54,570
Changes in operating assets
 and liabilities:
  (Increase) decrease in
  other assets                        (1,500)        11,305         (6,643)
  Increase in accounts
   payable and accrued
   expenses                           24,623         25,534        187,637
                                 -----------    -----------    -----------
  Net Cash (Used in )
   Operating Activities             (286,448)      (310,216)    (1,158,166)
                                 -----------    -----------    -----------

Cash flows from investing
 activities:
  Purchase of equipment               (2,791)            --         (5,913)
                                 -----------    -----------    -----------
Cash flows from financing
 activities:
  Proceeds from related
   party                              72,480        264,856        802,950
  Proceeds from borrowings                --             --         46,903
  Proceeds from officer/
   stockholder                       104,533         22,038        237,034

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (continued)

                                     Period

                                                                   Period
                                                                June 28, 1996
                                       Nine Months Ended          (Date of
                                           March 31,              Formation)
                                         -----------               through
                                      2000          1999        March 31, 2000
                                     ------        ------     ----------------
                                          (Unaudited)            (Unaudited)
  Payments to officer/
   stockholder                      (62,023)       (38,450)      (108,395)
  Payments to related parties       (63,485)      (207,558)      (304,047)
  Proceeds from sale of
   common stock                     237,637             --        489,634
  Deposit received for
   issuance of shares                    --        275,000             --
                                -----------    -----------    -----------
     Net Cash Provided by
      Financing Activities          289,142        315,886      1,164,079
                                -----------    -----------    -----------

Net increase (decrease)
  in cash                               (97)         5,670             --

Cash - beginning of period               97             --             --
                                -----------    -----------    -----------

Cash - end of period            $        --    $     5,670    $        --
                                ===========    ===========    ===========

Supplementary Information:
  Cash paid during the year
   for:
     Interest                   $     3,904    $       698
                                ===========    ===========    ===========
     Income taxes               $        --    $        --    $        --
                                ===========    ===========    ===========

Non-cash investing activities:
  Acquisition of business:
    Fair value of assets
    acquired                    $        --    $        --    $     8,500
                                ===========    ===========    ===========

  Forgiveness of related
   party loan                   $        --    $        --    $    25,000
                                ===========    ===========    ===========

  Issuance of warrants in
   connection with the sale
   of common stock              $    54,570    $        --    $    77,674
                                ===========    ===========    ===========

                        PURCHASE POINT MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

    The balance sheet as of March 31, 2000, and the statements of operations and cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by Purchase Point Media Corporation ("PPMC" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for June 30, 1999 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

      The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At March 31, 2000, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

      The development activities of the Company are being financed through advances by a major shareholder and sale of the Company's common stock. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

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

4.  SALE OF COMMON STOCK AND COMMON STOCK WARRANTS

      The Company issued common stock and common stock warrants in connection with two private placement debt offerings during the nine months ended March 31, 2000. The Company received $237,637 from the sale of common stock and has issued 405,675 shares of common stock with warrants. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistant with the provisions of SFAS No. 123. For the nine months ended March 31, 2000 and the period June 28, 1996 (Date of Formation) through March 31, 2000 the Company expensed interest charges to operations in the amount of $58,302.

      The fair value of each warrant granted is valued on the date of grant using the Black-Scholes option-pricing model.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

    Results of Operations

      The following table sets forth for the periods  indicated,  the percentage
    increase  or  (decrease)   of  certain  items   included  in  the  Company's
    consolidated statement of operations:

                                       % Increase (Decrease) from Prior Period
                                      ----------------------------------------
                                      Nine Months Ended     Three Months Ended
                                        March 31, 2000        March 31, 2000
                                      compared with 1999    compared with 1999
                                      ------------------    ------------------

        General and administrative
         expense                           (18.89)%               9.66%
        Interest expense                    71.53%               86.68%
        Net (loss)                           5.48%               (1.17)%

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

      PPMC has completed putting together sales tools for sales people who are now attempting to persuade chain stores to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits for sales people in order for them to try and persuade advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount. Should PPMC be successful in this approach, PPMC will have more than sufficient capital to start operations. As of May 8, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

      The following "Comparable Rate Analysis" is submitted as support for the above statement. "At a lower cost, PPMC is able to offer 100% coverage on shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of an example.

    Comparable Rate Analysis of Smart Source(R) & the last word(R)

      News America Marketing-In-Store, Smart Source(R) Cart Rates. Per store space rates (cost per store including per store production cost) for 1/12th (8.3%) of advertisers' ads on carts facing the shopper and 1/12th facing away from the shopper. Assuming that each store has 200 carts, they will have 17 carts that have an advertisers' ad facing the shopper and 17 that will be facing away from the shopper.

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

      Advertising sales and chain store operations will be handled by Last Word Management. John Hall, Dal Brickenden and Clete Thill have over 50 years of experience in selling and managing advertising and retail operations. LWM's responsibilities will include selling the ads that go into the last word(R), installation and maintenance of the last word(R) and the changing of the ad inserts.

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

      On September 15, 1998, PPMC entered into an agreement with ITG, LLC, an Oregon limited liability company. The essence of the agreement was that ITG, on behalf of PPMC, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts.
    Subsequently, ITG notified PPMC that they were changing their method of operations and that they had concerns about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for PPMC to make a first payment to ITG. PPMC notified ITG that PPMC was not going to make the said first payment to ITG. The President of ITG suggested another party that he believed could fulfill ITG's responsibilities under the agreement. Representatives of Last Word Management met with this party, but no agreement was reached. Subsequently, PPMC amended the contract with Last Word Management wherein the responsibilities that ITG had undertaken, were taken over by Last Word Management.

    Nine Months Ended March 31, 2000 compared to
        Nine Months Ended March 31, 1999

      General and Administrative Expenses

      General and administrative expenses decreased from $318,719 for the nine months ended March 31, 1999 to $268,083 for the nine months ended March 31, 2000. The Company attributes this decrease primarily to a decrease in sales related expenses offset, in part, by increases in consulting fees, rent expense and telephone during the nine month period.

      Interest Expense

      Interest expense increased from $28,336 for the nine months ended March 31, 1999 to $99,520 for the nine months ended March 31, 2000. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's common stock.

    Three Months Ended March 31, 2000 compared to
        Three Months Ended March 31, 1999

      General and Administrative Expenses

      General and administrative expenses increased from $93,309 for the three months ended March 31, 1999 to $103,292 for the three months ended March 31, 2000. The Company attributes this increase primarily to an increase in consulting fees, professional fees and rent expense offset, in part, by decreases in sales related expenses.

      Interest Expense

      Interest expense increased from $9,498 for the three months ended March 31, 1999 to $71,297 for the three months ended March 31, 2000 due to the reasons outlined in the nine month analysis.

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

      PPMC is not a party to any other litigation nor is its property the subject of any pending legal proceeding.

      Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:

               Exhibit  3.1 Certificate of Incorporation
               Exhibit 27.1 Financial Data Schedule.

      (b)  There were no Current Reports on Form 8-K filed   by  the  registrant
    during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000

                                       PURCHASE POINT MEDIA CORPORATION

                                       By: /s/ Albert P. Folsom
                                           --------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer