Form 10KSB/A
period 1999-06-30
PURCHASE POINT MEDIA CORP
filed 2000-05-12
CIK 1001065

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

         10 (a) Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. Incorporated by Reference to Exhibit 10 (a) of the Company's Report on Form 10-SB dated February 11, 1999.

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

Dated:  May 12, 2000

                                           PURCHASE POINT MEDIA CORPORATION

                                                     By:    /s/ Albert P. Folsom
                                                       -------------------------
                                                                Albert P. Folsom
                                           President and Chief Executive Officer