Form 10KSB/A
period 1999-06-30
PURCHASE POINT MEDIA CORP
filed 2000-09-06
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-25385

                        PURCHASE POINT MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                             41-1853993
-------------------------------                          -----------------------
(State or Other Jurisdiction                               (I.R.S. Employer
 Incorporation of Organization)                          or Identification No.)

                   141 FIFTH AVENUE, NEW YORK, NEW YORK 10010
                                 (212) 539-6104
           -----------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Aggregate market value of voting stock held by non-affiliates as of February 15, 2000 was approximately $5,784,797 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day),

         Number  of  shares  of  Common Stock outstanding as of August 31, 2000:
11,863,312.

         DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

Part I                                                              Page
                                                                    ----

         Item 1.  Business                                            1

         Item 2.  Properties                                          4

         Item 3.  Legal Proceedings                                   5

         Item 4.  Submission of Matters to Vote of
                  Security Holders                                    5

Part II

         Item 5.  Market for Registrant's Common Equity
                  And Related Stockholders Matters                    5

         Item 6.  Management's Discussion and Analysis
                  Of Financial Condition and Results of
                  Operations                                          6

         Item 7.  Financial Statements                               11

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                               12

Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16 (a)
                  Of the Exchange Act                                12

         Item 10. Executive Compensation                             17

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                              17

         Item 12. Certain Relationships and
                  Related Transactions                               18

Part IV

         Item 13. Exhibits and Reports on Form 8-K                   18

         Signatures                                                  21
         Page F-1 follows Page 11

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

Item 3.  Legal Proceedings

     Bolton V. Purchase Point Media Corp. et al (San Diego Superior Court case number 728268). This is a lawsuit filed by an individual who alleges that pursuant to an agreement with Purchase Point Media Corp. he is owed 50,000 shares of its stock. Said allegation is denied by PPMC and the lawsuit is being vigorously defended. Although Purchase Point Media Corporation fully expects to prevail in this matter, a judgement in Mr. Bolton's favor would have an insignificant financial effect on PPMC. On July 17, 2000 Bolton dismissed this action.

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

                                                               Price
                                                               -----
Fiscal Year 1999
----------------                                       High                 Low
                                                       ----                 ---
First Quarter Ended September 30                        5.75              1.50
Second Quarter Ended December 31                        5.00              1.00
Third Quarter Ended March 31                            3.56              1.25
Fourth Quarter Ended June 30                            0.60              0.50

Fiscal Year 1998
----------------

Fourth Quarter Ended June 30                            5.25              4.50

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

     PPMC's plan to handle certain operations of PPMC has been and is to contract with companies that have the infrastructure in place to perform the required functions or ones that can contract with companies that have the infrastructure in place to carry out operations for PPMC. To this end PPMC has contracted with "Last Word Management Inc. (LWM) and International Trade Group, LLC (ITG) to handle various stages of operations for PPMC. Subsequent to this the contract with ITG was terminated and the contract with LWM was amended to include ITG's intended responsibilities. The responsibilities of LWM's amended contract with PPMC are to rent space on shopping carts from grocery stores, sell the advertising space in the last word(R), change the ad inserts and the maintenance of the last word(R).

     In order to become an operating company, PPMC will have to be successful in securing financing of seven and a half million dollars ($7,500,000). There are two reasons for this, one is that in order to attract national advertisers PPMC will have to have under contract grocery stores that have combined sales of five billion dollars or more. The other reason is that chain stores require that PPMC have sufficient capital to sustain an ongoing operation thus assuring performance. As of this time PPMC has not secured this financing nor can it be assured that PPMC will. Even though PPMC has limited capital and resources, management believes that because of the merits of the last word(R) they will be able to secure the required financing. Currently PPMC is pursuing two avenues of financing, one is by pre-selling ad space in the last word(R) and the other is private equity capital. Discussed below are some of the reasons that lead management to believe they will be successful.

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

     PPMC has prepared detailed sales tools for approaching the chain stores to persuade them to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits to promote to the advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount (50% off PPMC's posted rate of $2.25 cpm). The sales effort is being conducted by the president of the Company, and on other salesperson. Sales costs have been kept to a minimum by offering sales commissions to the salesperson on a successful contract and keeping traveling costs to a minimum. Should PPMC be successful in this approach, that is, pre-selling of ads. PPMC will have more than sufficient capital to start operations. As of July 25, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

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
    Source: News America & ActMedia, media information.

     Average cost per 1,000 projections for TV media 1995-96. 30 second TV ad spot $12.00 with a high-end cost of over $20.00 for a prime time 30-second spot on ABC/CBS/NBC affiliates. Source: www.amic.com.

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

     Tooling and Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include, but not be limited to R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis. As of July 25, 2000 PPMC has had one test injection mold made and manufactured three thousand copies of the last word(R). The final tools for mass production will be two double sided molds, one for the front face of the last word(R) and one for the back face (the back face is attached to the baby seat section of a shopping cart and the front face snaps onto and off of the back face for ease of changing the advertisement inserts. The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers. Again, due to the high cost of mold manufacturing, actual preparation to manufacture the last word(R) will be dependent on acquiring satisfactory financing.

     Marketing will be handled by Chris Culver of Culver and Associates, an advertising and marketing company. They had Actmedia's (PPMC's competitor) account when Actmedia was bought out by News Corp. Culver and Associates' responsibilities will include putting together media kits (for ad agencies, packaged foods industry and grocery stores) and advertising PPMC's advantages in the trade journals that reach the packaged foods industry, ad agencies and grocery retailers. Culver & Associates was active at the outset of PPMC's program, but PPMC quickly realized it was premature to commence on that phase of the program due to costs. This Company will be brought on line actively upon successfully securing financing.

     Advertising sales and chain store operations will be handled by Last Word Management. John Hall, Dal Brickenden and Clete Thill have over 50 years of experience in selling and managing advertising and retail operations. LWM's responsibilities will include selling the ads that go into the last word(R), installation and maintenance of the last word(R) and the changing of the ad inserts. Sales costs have been minimized to actual travel expenses and sales commissions are only payable on the receipt of a deposit from successful sales contract.

     Printing will be handled by established printing companies based on competitive biding.

     Administration will be handled in house by Mrs. E.V. (EV) Arnold, CPA. Mrs. Arnold has over 20 years of experience in administration in the government, private and public sectors. In June of 2000 EV Arnold notified PPMC that for personal reasons she would not be able to carry out this function. Until a replacement is found these duties will be handled by Roger Jung. Mr. Jung obtained his Master in Business Administration and has been actively involved in the business world for over thirty years.

     PPMC's primary administrative function will be to monitor, evaluate, supervise and direct the subcontractors. The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers.

     On September 15, 1998, PPMC entered into an agreement with ITG, LLC, an Oregon Limited liability company. The essence of the agreement was that ITG, on behalf of PPMC, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts. Subsequently, ITG notified PPMC that they were changing their method of operations and that they had concerns about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for PPMC to make a first payment to ITG, PPMC notified ITG that PPMC was not going to make the said first payment to ITG. The President of ITG was most co-operative and mentioned another party that he believed could handle their end of the agreement. Representatives of Last Word Management met with this party, but no agreement was reached. In March 2000, PPMC amended the contract with Last Word Management wherein the responsibilities that ITG had undertaken, were taken over by Last Word Management.

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

WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

December 7, 1999 (except as to Note 8 which is
                  as of March 13, 2000)

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                        June 30,
                                              -----------------------------
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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                                           Period
                                                                                                                       June 28, 1996
                                                                                                                          (Date of
                                                                                                                         Formation)
                                                                                                                          through
                                                                                                                          June 30,
                                                                          For the Years Ended June 30,                      1999
                                                                ---------------------------------------------           ------------
                                                                 1999                1998               1997
                                                                ------              ------             ------
Costs and Expenses:
  General and administrative
   expenses                                                  $   416,772         $   110,389         $    79,575         $   939,496
  Interest expense                                                39,879              29,226              19,775              94,880
  Depreciation and amortization                                    2,192               3,104                  --               5,296
                                                             -----------         -----------         -----------         -----------


Net loss                                                     $   458,843         $   142,719         $    99,350         $ 1,039,672
                                                             ===========         ===========         ===========         ===========


Loss per common share - basic

 and diluted                                                 $       .04         $       .01         $       .01         $        --
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



                                                                        Common Stock
                                                                    ------------------------- Additional   Retained
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



                                                                      Common Stock
                                                                 ------------------------- Additional     Retained
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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                                                          Period
                                                                                                                         June 28,
                                                                                                                        1996 (Date
                                                                                                                       of Formation)
                                                                            For the Years Ended June 30,                  through
                                                                            ----------------------------                  June 30,
                                                                   1999                1998                1997             1999
                                                                 --------            --------            --------      -------------
Cash flows from operating
 activities:
  Net (loss)                                                   $  (458,843)       $  (142,719)       $   (99,350)       $(1,039,672)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
   Depreciation and
    amortization                                                     2,192              3,104                 --              5,296
   Forgiveness of debt
    from related party                                                  --            (25,000)                --            (25,000)
   Non - cash compensation                                          15,922             13,695                 --             29,787
Changes in operating assets
 and liabilities:
  (Increase) decrease in
   other assets                                                       (600)            10,000            (14,900)            (5,143)
Increase in accounts
   payable and accrued
   expenses                                                         81,327             13,071              5,000            163,014
                                                               -----------        -----------        -----------        -----------
  Net Cash (Used in)
   Operating Activities                                           (360,002)          (127,849)          (109,250)          (871,718)
                                                               -----------        -----------        -----------        -----------

Cash flows from investing
 activities:
  Purchase  of equipment                                            (3,122)                --                 --             (3,122)
                                                               -----------        -----------        -----------        -----------

Cash flows from financing
 activities:
  Proceeds from related
   party                                                           308,377            126,499            117,170            730,469
  Proceeds from borrowings                                          46,903                 --                 --             46,903
  Payments to related party                                       (240,562)                --                 --           (240,562)
  Proceeds from officer/
   stockholder                                                      44,957              1,210                 --            132,501
  Payments to officer/
   stockholder                                                     (38,451)                --             (7,920)           (46,371)
  Proceeds from sale of
   common stock                                                    241,997                 --                 --            251,997
                                                               -----------        -----------        -----------        -----------
     Net Cash Provided by
      Financing Activities                                         363,221            127,709            109,250            874,937
                                                               -----------        -----------        -----------        -----------


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (Continued)




                                                                                                                          Period
                                                                                                                         June 28,
                                                                                                                        1996 (Date
                                                                                                                       of Formation)
                                                                            For the Years Ended June 30,                  through
                                                                            ----------------------------                  June 30,
                                                                   1999                1998                1997             1999
                                                                 --------            --------            --------      -------------


Net increase (decrease)
 in cash                                                               97                  (140)                --          97

Cash - beginning of period                                             --                   140                140          --
                                                             ------------           -----------           --------     -------


Cash - end of period                                         $         97           $        --           $    140     $    97
                                                             ============           ===========           ========     =======


Supplementary Information:
  Cash paid during the year
   for:

     Interest                                                $        774           $       259           $     --           $ 1,033
                                                             ============           ===========           ========           =======
     Income taxes                                            $         --           $        --           $     --           $    --
                                                             ============           ===========           ========           =======


Non-cash investing activities:
  Acquisition of business:

Fair value of assets

 acquired                                                    $         --           $        --           $  8,500           $ 8,500
                                                             ============           ===========           ========           =======


Forgiveness of related

 party loan                                                  $         --           $    25,000           $     --           $25,000
                                                             ============           ===========           ========           =======


Issuance of warrants in
 connection with sale of

 common stock                                                $     23,104           $        --           $     --           $23,104
                                                             ============           ===========           ========           =======



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

         In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for PPMC's use. The Company adopted the SOP during its current fiscal year and did not have a significant effect on its results of operation or financial position.

         Depreciation   -   Equipment   is  stated  at  cost  less   accumulated
         depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives.

 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.       DEBT

                                                              June 30,
                                                             ----------
                                                          1999       1998
                                                         ------     -----
         Short-term debt:

         Demand note from Dorian Capital Corp ,

          interest at 12%                                $46,903    $   -
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

6.       NOTE PAYABLE TO RELATED PARTY TRANSACTIONS

         Note payable to related party comprises advances from Amtel Communications, Inc. ("Amtel"). Amtel owns 29% of the common stock of the Company. The Company owed Amtel $508,407 and $440,592 at June 30, 1999 and 1998, respectively. Interest expense on the note was $32,195, $24,455 and $14,775 for the years ended June 30, 1999, 1998 and 1997, respectively, and $71,425 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued. All such advances have been made on a demand loan basis. The Company does not have a formal agreement with Amtel.

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

Information  regarding the  Company's  Warrants for June 30, 1999 is as follows:

                                                           Weighted-
                                                            Average
                                                           Exercise
                                                Shares      Price
                                                ------     --------

         Warrants outstanding
          beginning of year                         --     $  --
         Warrants exercised                         --        --
         Warrants granted                       34,571      7.00
                                               -------     -----
         Warrants outstanding

          end of year                           34,571     $7.00
                                               =======     =====


         Warrants price range
          at end of year                 $7.00
         Warrant price range
          for exercised shares           $  --
         Weighted-average fair
          value of warrants
          granted during the year        $ .67

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

         Sales Agreements -

         a.) On September 15, 1998, the Company entered into an agreement with International Trade Group, LLC ("ITG"), an Oregon limited liability company. The essence of the agreement was that ITG, on behalf of the Company, would rent space on shopping carts from grocery stores, install and maintain the Last Word(R) and change the ad inserts. Subsequently, ITG notified the Company that they were changing their method of operations and they had concern about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for the Company to make a first payment to ITG. On March 7, 2000 the Company notified ITG that it was not going to make said payment to ITG and the contract would be null and void. All other financial terms of the contract would also be terminated.

         b.) On April 29, 1997 the Company contracted with Roger Jung, a shareholder of the Company, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for the Company. In March 2000, the contract was amended to make LWM the primary contractor handling operations of the Company after the termination of the contract with ITG. LWM's operating responsibilities including ad sales, renting space on shopping carts, purchasing the Last Word(R), ad changes and maintenance. Under the terms of the contract with LWM, LWM receives 50% of the gross revenue collected from advertisers, to cover the cost of the Last Word(R), operating costs and their profit.

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

Item 8.  Changes in and Disagreements with Accountants

     Not applicable

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The following sets forth-certain information with respect to the directors and executive officers of PPMC:

      Name                         Age                  Position
      ----                         ---                  --------

Albert P. Folsom                    61            President and Director
John W. Hemmer*                     72            Director
Jay Walker                          77            Director
Ethel V. Arnold**                   53            Controller
     *Due to health  reasons on June 30,  2000 Mr.  Jack  Hemmer  resigned  as a director.
     **Due to personal reasons in June, 2000 Mrs. Arnold resigned the position of Controller.

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

                           Summary Compensation Table



                                                                            Long-Term
                                             Annual Compensation          Compensation
                                             -------------------          -------------
Name and Principal Position                 Year           Salary        Bonus    Other
----------------------------                ----           ------        -----    -----

Albert P. Folsom                            1999           $72,000         0        0
President and Chief Executive Officer       1998           $72,000         0        0
                                            1997           $72,000         0        0



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

                                                                 Common Stock
Name and Address                    Percentage of ownership   Beneficially Owned
----------------                    -----------------------   ------------------

John W. Hemmer                                     0.87%            100,000
Jay Walker                                         0.44%             50,000
Ethel W. Arnold                                    1.75%            200,000
Albert P. Folsom                                  29.28%          3,337,500(1,2)
Amtel Communications Inc.                         29.28%          3,337,500(3)
All officers and directors as a group (4 persons) 32.34%          3,687,500(2,4)

(1) Consists of shares held by Folsom Family Holdings. Mr. Folsom has a 10% interest in such entity. Mr. Folsom's address is c/o the Company.

(2) Does not include 3,337,500 shares owned by Amtel. Mr. Folsom is an officer of Amtel.
                                       17

(3) The address of Amtel is c/o Martin and Associates, #2100-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 and the principal stockholder of Amtel is Rurik Trust, a Grand Cayman Islands trust formed in 1986.

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

     The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $508,407 and $440,592 at June 30, 1999 and 1998, respectively. Interest expense on these advances was $32,195, $24,455 and $14,775 for the years ended June 30, 1999, 1998 and 1997, respectively and $71,425 for the period June 28, 1996 (Date of Formation) through June 30, 1999. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

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

         10 (c)                   Agreement dated August 12, 1998 between Dorian Capital
                                  Corporation and the Registrant.
                                  Incorporated  by Reference to Exhibit 10 (c) of the
                                  Company's  Report on Form 10-SB dated February 11, 1999.





     Exhibit Number                                Title
     --------------                                -----


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

Dated:  August 30, 2000

                                  PURCHASE POINT MEDIA CORPORATION

                                  By:  /s/ Albert P. Folsom
                                       -----------------------------------------
                                       Albert P. Folsom
                                       President and Chief Executive Officer