Form 10QSB/A
period 2000-03-31
PURCHASE POINT MEDIA CORP
filed 2000-09-06
CIK 1001065

FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                   141 FIFTH AVENUE, NEW YORK, NEW YORK 10010
                                 (888) 332-7774
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

YES  X         NO
   ----          ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At August 31, 2000, there were 11,863,312 shares of Common Stock, no par value, outstanding.

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

  Item 2.         Management's Discussion and Analysis
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

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                       March 31,            June 30,
                                         2000                 1999
                                      -----------           --------
                                      (Unaudited)
Current Assets:
  Cash                                 $    --        $         97
  Prepaid expenses                      16,525              18,487
                                       -------             -------

   Total Current Assets                 16,525              18,584

Equipment - net                          4,965               2,810

Patents and trademarks - net            25,749              27,159
                                       -------             -------

     TOTAL ASSETS                      $47,239             $48,553
                                       =======             =======


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                        $    46,903    $    46,903
  Accounts payable and
   accrued expenses                        187,637        163,014
  Due to officer/shareholder               120,260         86,130
  Due to related parties                   525,782        508,407
                                       -----------    -----------

     Total Current Liabilities             880,582        804,454
                                       -----------    -----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares;
   outstanding 2,000 shares, at
   redemption value                            170            170
  Common stock, no par value -
   authorized 100,000,000 shares;
   issued and outstanding 11,815,246
   and 11,375,000 shares                   498,134        260,497
  Additional paid in capital                77,674         23,104
  Deficit accumulated during
   development stage                    (1,409,321)    (1,039,672)
                                       -----------    -----------

    Total Stockholders' Deficiency        (833,343)      (755,901)
                                       -----------    -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY          $    47,239    $    48,553
                                       ===========    ===========

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                             Period
                                                                                          June 28, 1996
                                                                                            (Date of
                                 Nine Months Ended              Three Months Ended          Formation)
                                     March 31,                      March 31,                through
                                     ---------                      ---------               March 31,
                               2000              1999          2000           1999            2000
                               ----              ----          ----           ----            ----
                                (Unaudited)                         (Unaudited)            (Unaudited)
Costs and Expenses:

  General and administrative
   expenses                    $   268,083  $   318,719    $   103,292      $   93,309     $ 1,207,579
  Interest expense                  99,520       28,336         71,297           9,498         194,400
  Depreciation and
   amortization                      2,046        2,328            767             776           7,342
                                ----------   ----------     ----------      ----------      ----------

Net loss                       $   369,649  $   349,383    $   175,356     $   103,583     $ 1,409,321
                                ==========   ==========     ==========      ==========      ==========

Loss per common share -
  basic and diluted            $       .03        $ .03    $       .02     $       .01     $       -
                                ==========   ==========     ==========      ==========      ==========

Weighted average number of
  common shares and
  equivalents outstanding
  - basic and diluted           11,597,559   11,375,000     11,597,559      11,375,000            -
                                ==========   ==========     ==========      ==========      ==========

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                     Period
                                                                                  June 28, 1996
                                                                                    (Date of
                                                       Nine Months Ended           Formation)
                                                           March 31,                through
                                                      2000           1999        March 31, 2000
                                                      ----          ----         --------------
                                                          (Unaudited               (Unaudited)

Cash flows from operating activities:
   Net (loss)                                       (369,649)    $  (349,383)      $(1,409,321)
   Adjustments to reconcile
    net (loss) to net cash
    (used in) operating
    activities:
    Depreciation and
     amortization                                      2,046           2,328             7,342
    Forgiveness of debt
     from related parties                               -               -              (25,000)
    Non cash compensation                              3,462            -               33,249
    Non cash interest expense                         54,570            -               54,570
Changes in operating assets and liabilities:
  (Increase) decrease in
  other assets                                        (1,500)         11,305            (6,643)
  Increase in accounts
   payable and accrued
   expenses                                           24,623          25,534           187,637
                                                  ----------      ----------        ----------

   Net Cash (Used in )
    Operating Activities                            (286,448)       (310,216)       (1,158,166)
                                                  ----------      ----------        ----------

Cash flows from investing activities:
  Purchase of equipment                               (2,791)           -               (5,913)
                                                  ----------      ----------        ----------

Cash flows from financing activities:
  Proceeds from related
   party                                              72,480         264,856           802,950
  Proceeds from borrowings                              -               -               46,903
  Proceeds from officer/
   stockholder                                       104,533          22,038           237,034

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                          Period
                                                                      June 28, 1996
                                                                         (Date of
                                           Nine Months Ended            Formation)
                                                March 31,                 through
                                          2000          1999           March 31, 2000
                                          ----          ----          --------------
                                              (Unaudited)              (Unaudited)
Payments to officer/
   stockholder                         (62,023)          (38,450)        (108,395)
  Payments to related parties          (63,485)         (207,558)        (304,047)
  Proceeds from sale of
   common stock                        237,637              -             489,634
  Deposit received for
   issuance of shares                     -              275,000              -
                                    ----------        ----------       ----------

   Net Cash Provided by
    Financing Activities               289,142           315,886        1,164,079
                                    ----------        ----------       ----------

Net increase (decrease)
  in cash                                  (97)            5,670             -

Cash - beginning of period                  97              -                -
                                    ----------        ----------       ----------

Cash - end of period               $      -          $     5,670      $      -
                                    ==========        ==========       ==========

Supplementary Information:
  Cash paid during the year
   for:
     Interest                      $     3,904       $       698             -
                                    ==========        ==========       ==========
     Income taxes                  $      -          $      -         $      -
                                    ==========        ==========       ==========

Non-cash investing activities:
  Acquisition of business:

  Fair value of assets
   acquired                        $      -          $      -         $     8,500
                                    ==========        ==========       ==========

  Forgiveness of related
   party loan                      $      -          $      -         $    25,000
                                    ==========       ===========       ==========

  Issuance of warrants in
   connection with the sale
   of common stock                 $    54,570       $      -         $    77,674
                                    ==========        =========        ==========

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

3.   EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period

4.   SALE OF COMMON STOCK AND COMMON STOCK WARRANTS

         A) On September 1, 1999 the Company entered into an agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock (the fair value at the date of the subscription agreement) at .50 per share and one redeemable common stock purchase warrant. The warrant is exercisable at $.50 per share expiring August 31, 2004. Vintage shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. As of March 31, 2000 the Company received $168,038 and issued Vintage 336,076 shares of the Company's common stock.

         B) On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at 1.00 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $1.00 per share expiring January 31, 2005. Quadrant shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. As of March 31, 2000 the Company received $69,599 and issued Quadrant 69,599 shares of the Company's common stock.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistent with the provisions of SFAS No. 123. For the nine months ended March 31, 2000 and the period June 28, 1996 (Date of Formation) through March 31, 2000 the Company expensed interest charges to operations in the amount of $58,302.

         The fair value of each warrant granted is valued on the date of grant using the Black-Scholes option-pricing model.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the

       Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

     Results of Operations

         The  following  table  sets  forth  for  the  periods  indicated,   the
     percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                              % Increase (Decrease) from Prior Period
                              ---------------------------------------
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

         PPMC's plan to handle certain operations of PPMC has been and is to contract with companies that have the infrastructure in place to perform the required functions or ones that can contract with companies that have the infrastructure in place to carry out operations for PPMC. To this end PPMC has contracted with "Last Word Management Inc. (LWM) and International Trade Group, LLC (ITG) to handle various stages of operations for PPMC. Subsequent to this the contract with ITG was terminated and the contract with LWM was amended to include ITG's intended responsibilities. The responsibilities of LWM's amended contract with PPMC are to rent space on shopping carts from grocery stores, sell the advertising space in the last word(R), change the ad inserts and the maintenance of the last word(R)."the amended contract at 50% of the sales revenues being paid to LWM will approximate the combined costs of the separate contracts with ITG and LWM, thus will not impact the forecasted financial statements."

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

         PPMC has prepared detailed sales tools for approaching the chain stores to persuade them to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits to promote to the advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount (50% off PPMC's posted rate of $2.25 cpm). The sales effort is being conducted by the president of the Company, and one other salesperson. Sales costs have been kept to a minimum by offering sales commissions to the salesperson on a successful contract and keeping traveling costs to a minimum. Should PPMC be successful in this approach, that is, pre-selling of ads. PPMC will have more than sufficient capital to start operations. As of July 25, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

         The following "Comparable Rate Analysis" is submitted as support for the above statement. "At a lower cost, PPMC is able to offer 100% coverage on shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of an example.

       Comparable Rate Analysis of Smart Source(R)& the last word(R).

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

    Nine Months Ended March 31, 2000 compared to
      Nine Months Ended March 31, 1999

             General and Administrative Expenses

             General and administrative expenses decreased from $318,719 for the nine months ended March 31, 1999 to $268,083 for the nine months ended March 31, 2000. The Company attributes this decrease primarily to a decrease in sales related expenses offset, in part, by increases in consulting fees, rent expense and telephone during the nine-month period.

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

             Debt Repayment

             PPMC's current operations are financed by loans from related parties or sale of common stock. The current liabilities of PPMC will be repaid by successfully securing financing.


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

             Item 6. Exhibits and Reports on Form 8-K

             Other: Due to health reasons on June 30, 2000, Mr. Jack Hemmer resigned as a director.

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