Form 10KSB
period 2000-06-30
PURCHASE POINT MEDIA CORP
filed 2000-09-25
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15  (d)  OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-25385

                        PURCHASE POINT MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                              41-1853993
-------------------------------                              -------------------
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

                                YES [ X ] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of September 15, 2000 was approximately $423,790 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day),

     Number of  shares  of Common  Stock  outstanding  as of  August  31,  2000:
11,863,312.

     DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

Part I                                                                    Page
                                                                          ----

         Item 1.  Description of Business .....................................1

         Item 2.  Description of Property .....................................4

         Item 3.  Legal Proceedings ...........................................5

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ............................................5

Part II

         Item 5.  Market for Registrant's Common Equity
                  And Related Stockholder Matters .............................5

         Item 6.  Management's Discussion and Analysis
                  or Plan of Operations .......................................7

         Item 7.  Financial Statements .......................................12

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure .......................................13

Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16 (a)
                  of the Exchange Act ........................................13

         Item 10. Executive Compensation .....................................16

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management ......................................16

         Item 12. Certain Relationships and
                  Related Transactions .......................................17

Part IV

         Item 13. Exhibits and Reports on Form 8-K ...........................17

         Signatures ..........................................................20
         Page F-1 follows Page 12

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

     From 1993 to 1997, PPMC worked on development of the last word(R), seeking patent protection in additional countries and setting the stage to launch a global point of purchase advertisement service company. On the 25th of April 1997 PPMC contracted with Roger Jung, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for PPMC. Subsequently, the contract was amended to make LWM the primary contractor handling operations for PPMC. LWM's operating responsibilities include ad sales, renting space on shopping carts, purchasing the last word(R), installing the last word(R), ad changes and maintenance. All references herein to PPMC's operations should be interpreted as operations handled by PPMC through LWM. Under the contract with LWM, LWM receives 50% of the gross revenue collected from advertising, to cover the cost of the last word(R), operating cost and their profit.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Management's Discussion and Analysis or Plan of Operations - Other Matters."

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

     Smart Source Carts attaches an 8-inch by 9-inch by 9-inch single advertisement panel to the front inside and front outside of shopping carts. According to Actmedia promotional literature, its clients have commissioned the research company A.C. Nielsen to conduct over 600 independent surveys on Actmedia's ad program. Nielsen's findings concluded that Actmedia's grocery cart advertising increases average sales of the advertised products by 12.6%.

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

Patent

     The patent invention is a waterproof advertising display device. Broadly stated, the patent covers the combination of a telescopingly nestable shopping cart of the standard type, having a top-hinged rear gate and a rear receptacle, and an advertising holder mounted facing a user on the front wall of the rear receptacle, including a rear display plate over the advertising and a watertight seal such that liquids may not enter the advertising area.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 2000.

Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the OTC Pink Sheets Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of June 30, 2000, the Company had approximately 110 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

                                                         Price
                                                         -----
                                                High                 Low
                                                ----                 ---

Fiscal Year 2000
----------------

First Quarter Ended September 30                 2.80              1.60
Second Quarter Ended December 31                  .80               .60
Third Quarter Ended March 31                      .35               .10
Fourth Quarter Ended June 30                      .50               .15

Fiscal Year 1999
----------------

First Quarter Ended September 30                 5.75              1.50
Second Quarter Ended December 31                 5.00              1.00
Third Quarter Ended March 31                     3.56              1.25
Fourth Quarter Ended June 30                     0.60              0.50

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

Recent Sales of Unregistered Securities

     In July 1996, the Company (then known as Leghorn, Inc.) issued an aggregate of 4,700,000 shares of Common Stock to 12 individuals for an aggregate consideration of $10,000. The Company relied upon the exemption from registration contained in Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") in issuing all of the foregoing shares in that the aggregate offering price of the shares of Common Stock issued did not exceed $1,000,000.

     On July 16, 1997, the Company merged with Purchase Point Media Corporation, a Nevada corporation ("PPMC (Nevada)"). In connection with such merger, the Company issued 6,675,000 shares of Common Stock to the two stockholders of PPMC (Nevada), both of whom were accredited investors as defined in Rule 501 of Regulation D under the Securities Act. The shares issued in connection with such merger were valued at $8,500. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing such shares in that there were only two acquirers, both of whom were accredited investors.

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

      On September 1, 1999 the Company entered into an agreement with Vintage International Corp ("Vintage"). Vintage subscribed for 500 units of the Company's Common Stock, each unit consisting of one thousand shares of Common Stock at $.50 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand Common Stock purchase warrants. The warrants are exercisable at $.50 per share and expire August 31, 2004. Vintage has 180 days from September 1, 1999 to provide the Company with proceeds of the subscription funds. On March 1, 2000 the Company extended the period for an additional 180 days. From September 1, 1999 through June 30, 2000 the Company received $168,038 and issued Vintage 336,076 shares of the Company's Common Stock. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Vintage in that there was only one purchaser, which was an accredited investor.

      On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's Common Stock, each unit consisting of (1,000) one thousand shares of Common Stock at $1.00 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand common stock purchase warrants. The warrants are exercisable at $1.00 per share and expire January 31, 2005. Quadrant has 180 days from February 1, 2000 to provide the Company with the proceeds of the subscription funds. On August 1, 2000 the Company extended the period for an additional 180 days. From February 1, 2000 through June 30, 2000 the Company received $117,665 and issued Quadrant 117,665 shares of the Company's Common Stock. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Quadrant in that there was only one purchaser, which was an accredited investor.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Overview

     PPMC's plan to handle certain operations of PPMC has been and is to contract with companies that have the infrastructure in place to perform the required functions or ones that can contract with companies that have the infrastructure in place to carry out operations for PPMC. To this end PPMC has contracted with Last Word Management Inc. (LWM) and International Trade Group, LLC (ITG) to handle various stages of operations for PPMC. Subsequent to this the contract with ITG was terminated and the contract with LWM was amended to include ITG's intended responsibilities. The responsibilities of LWM in its amended contract with PPMC are to rent space on shopping carts from grocery stores, sell the advertising space in the last word(R), change the ad inserts and maintain of the last word(R).

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

    Over the last decade grocery cart advertising has been losing its appeal as a method of reaching shoppers at the point of purchase. The reason is that the companies that offer advertising on shopping carts only offer the advertiser a 8.3% coverage on the carts, which cannot compete with other in-store media that offer 100% coverage. At a lower cost, PPMC is able to offer 100% coverage on shopping carts. The last word(R) is a friendly type of advertising that reaches all the shoppers when they are trying to remember or deciding what to buy, that is when they are open to the power of suggestion.

     Two types of brands that benefit most from the last word(R) are; A) The mature brand with well developed image and reduced media budget and low A to S ratio (advertising to sales) and B) The new brand or an old brand early in a new positioning campaign where top of mind/unaided awareness has not yet reached targeted levels. In either case, the last word(R) is just the right push at the right instant to convert new image or old brand equity into additional dollars.

     PPMC has prepared detailed sales tools for approaching the chain stores to persuade them to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits to induce advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount (50% off PPMC's posted rate of $2.25 cpm). The sales effort is being conducted by the president of the Company, and another salesperson. Sales costs have been kept to a minimum by offering sales commissions to the salesperson on a successful contract and keeping traveling costs to a minimum. Should PPMC be successful in this approach, that is, pre-selling of ads, PPMC will have more than sufficient capital to start operations. As of July 25, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

     The following "Comparable Rate Analysis" is submitted as support for the statement. "At a lower cost, PPMC is able to offer 100% coverage on shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of the example.

Comparable Rate Analysis of Smart Source(R)& the last word(R)

     News America Marketing-In-Store, Smart Source(R) Cart Rates. Per store space rates (cost per store including per store production cost) for 1/12th (8.3%) of advertisers' ads on carts facing the shopper and 1/12th facing away from the shopper.

     Assuming that each store has 200 carts, they will have 17 carts that have an advertiser's ad facing the shopper and 17 that will be facing away from the shopper.

     Smart Source(R) Cart Rates

Tier I      National                                               $47.83
Tier II     Full market sales with 50% or more of store base       $62.83
Tier III    Full market sales with less than 50% of store base     $66.83
Tier IV    Chain Specific or less than full market                 $70.83

     Last Word Management, the last word(R) Cart Rates

     The last word(R) is on 100% of the carts. The Cart Rate starts at $2.25 (including production costs) per 1,000 checkouts (CPM) and increases to $3.25. For the purpose of comparison the CPM rate has been converted to a per store rate using 60,000 checkouts as the average checkouts per month. The 8.3% column is the last word(R) rate (ad on all the carts) converted to a rate as if the last word(R) were on 8.3% of the carts (as in Smart Source).

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

     Upon starting operations and to maintain a successful advertisement service program, seven areas of the business and infrastructure will have to be in place, they are: (1) manufacturing "the last word(R)", (2) stores willing to rent space to PPMC, (3) advertisers willing to purchase space in the last word(R), (4) installers to install the last word(R), (5) printer to print advertisement inserts, (6) maintenance and changing inserts and (7) competent administrators.

     Tooling and Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include, but not be limited to, R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis. As of July 25, 2000 PPMC has had one test injection mold made and manufactured three thousand copies of the last word(R). The final tools for mass production will be two double sided molds, one for the front face of the last word(R) and one for the back face (the back face is attached to the baby seat section of a shopping cart and the front face snaps onto and off of the back face for ease of changing the advertisement inserts. The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers. Again, due to the high cost of mold manufacturing, actual preparation to manufacture the last word(R) will be dependent on acquiring satisfactory financing.

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

     Advertising sales and chain store operations will be handled by Last Word Management. John Hall, Dal Brickenden and Clete Thill have over 50 years of experience in selling and managing advertising and retail operations. LWM's responsibilities will include selling the ads that go into the last word(R), installation and maintenance of the last word(R) and the changing of the ad inserts. Sales costs have been minimized to actual travel expenses and sales commissions are only payable on the receipt of a deposit from a successful sales contract.

     Printing will be handled by established printing companies based on competitive biding.

     Administration was to be handled in house by Mrs. E.V. (EV) Arnold, CPA. Mrs. Arnold has over 20 years of experience in administration in the government, private and public sectors. In June of 2000 EV Arnold notified PPMC that for personal reasons she would not be able to carry out this function. Until a replacement is found these duties will be handled by Roger Jung. Mr. Jung obtained his Master in Business Administration and has been actively involved in the business world for over thirty years.

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

     General and administrative expense decreased from $416,772 for the year ended June 30, 1999 to $341,523 for the year ended June 30, 2000. The Company attributes this decrease primarily to a decrease in sales related expenses offset, in part, by increases in consulting fees, rent expense and telephone expense.

     General and administrative expenses increased from $110,389 for the year ended June 30, 1998 to $416,772 for the year ended June 30, 1999. The Company attributes the increase primarily to increases in consulting expenses, professional fees, and sales related expenses including advertising and travel.

     Interest expense increased from $39,879 for the year ended June 30, 1999 to $138,856 for the year ended June 30, 2000. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's Common Stock. Interest expense was relatively constant for the year ended June 30, 1999 compared to the year ended June 30, 1998.

     Other Matters

     The Form 10-KSB, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs.

ITEM 7.  FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

1.  Financial Documents:

Independent Auditors' Report ........................................F-1 - F-2

Balance Sheets, June 30, 2000 and 1999 ....................................F-3

Statements of Operations,  Years Ended
June 30, 2000,  1999 and 1998 and the
Period June 28, 1996 (Date of Formation)
Through June 30, 2000 .....................................................F-4

Statements of Stockholders' Equity
(Deficiency) for the Period June 28,
1996 (Date of Formation) through
June 30, 2000 .......................................................F-5 - F-6

Statements of Cash Flows,  Years
Ended June 30, 2000,  1999 and 1998
and the Period June 28, 1996
(Date of Formation) through
June 30, 2000 .......................................................F-7 - F-8

Notes to Financial Statements .......................................F-9 - F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Purchase Point Media Corporation

We have audited the accompanying balance sheets of Purchase Point Media Corporation (a development stage company) (the "Company") as of June 30, 2000 and 1999, and the related statements of operations, stockholders' deficiency and cash flows for each of the three years ended June 30, 2000 and for the period June 28, 1996 (Date of Formation) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended June 30, 2000, 1999, and 1998 and for the period June 28, 1996 (Date of Formation) through June 30, 2000, in conformity with generally accepted accounting principles.

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

August 30, 2000

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                June 30,
                                                            --------------
                                                          2000          1999
                                                        --------      --------
Current Assets:
  Cash                                                 $      436     $       97
                                                       ----------     ----------

Equipment-net of accumulated depreciation
  of $1,550 and $312                                        7,694          2,810
                                                       ----------     ----------

Other Assets:
  Patents and trademarks-net of accumulated
   amortization of $6,864 and $4,984                       25,279         27,159
  Prepaid expenses                                         13,870         18,487
                                                       ----------     ----------
     Total other assets                                    39,149         45,646
                                                       ----------     ----------

     TOTAL ASSETS                                      $   47,279     $   48,553
                                                       ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Note payable/shareholder                            $   46,903     $   46,903
  Accounts payable and
   accrued expenses                                      209,775        163,014
  Due to officer/shareholder                             128,142         86,130
  Note payable to related party                          532,412        508,407
                                                      ----------     ----------

     Total Current Liabilities                           917,232        804,454
                                                      ----------     ----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares;
   outstanding 2,000 shares, at
   redemption value                                          170            170
  Common stock, no par value -
   authorized 100,000,000 shares;
   outstanding 11,863,312 and
   11,409,518 shares                                     546,200        260,497
  Additional paid-in capital                             106,842         23,104
  Deficit accumulated during
   development stage                                  (1,523,165)    (1,039,672)
                                                      ----------     ----------

     Total Stockholders' Deficiency                     (869,953)      (755,901)
                                                      ----------     ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                              $  47,279      $   48,553
                                                      =========      ==========

                        See notes to financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                        Period
                                                                                                    June 28, 1996
                                                                                                       (Date of
                                                                                                       Formation)
                                                      For the Years Ended June 30,                      through
                                                     ------------------------------                     June 30,
                                               2000               1999                 1998               2000
                                              ------             ------               ------             ------

Costs and Expenses:
  General and administrative
   expenses                                $  341,523          $  416,772          $  110,389          $1,281,019
  Interest expense                            138,852              39,879              29,226             233,732
  Depreciation and amortization                 3,118               2,192               3,104               8,414
                                           ----------           ---------          ----------          ----------

Net loss                                   $  483,493          $  458,843          $  142,719          $1,523,165
                                           ==========          ==========          ==========          ==========

Loss per common share - basic
 and diluted                               $      .04          $      .04          $      .01          $    --
                                           ==========          ==========          ==========          ==========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted           11,592,227          11,400,563          11,375,000               --
                                           ==========          ==========          ==========          ==========






                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2000



                                                                              Common Stock
                                                                           -------------------  Additional
                                                Preferred      Par                      Stated    Paid-In   Earnings
                                                  Stock       Value        Shares        Value    Capital   (Deficit)       Total
                                                ---------     -----        ------       ------  ----------  ---------       -----

Balance, June 28,
 1996 (Date of
 Formation)                                         --        $   --         --         $  --      $  --      $  --        $  --
Sale of common
 stock (at $.009 per
 share)                                             --            --      1,175,000       10,000      --         --          10,000
Four-for-one stock split                            --            --      3,525,000         --        --         --            --
Issuance of preferred
 stock for consulting
 services (valued at $.09 per
 share)                                            1,000           85        --             --        --         --              85
Issuance of preferred
 stock for transfer agent
 services (valued at
 $.09 per share)                                   1,000           85        --             --        --         --              85
Net loss, from June
 28, 1996 (Date of
 Formation) through
 June 30, 1996                                      --            --         --             --        --      (338,760)    (338,760)
                                              ----------      -------     ---------     --------   --------   --------     --------

Balance, June 30,
 1996                                              2,000          170     4,700,000       10,000      --      (338,760)    (328,590)



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2000 (Continued)


                                                                      Common Stock
                                                                 -----------------------     Additional   Retained
                                       Preferred        Par                     Stated        Paid-In     Earnings
                                         Stock         Value      Shares         Value        Capital     (Deficit)          Total
                                       ---------      -------    --------      --------      ----------   ---------         -------

Recapitalization for
 effect of reverse
 acquisition                              --            --       6,675,000         8,500          --            --            8,500

Net loss, year ended
 June 30, 1997                            --            --            --            --            --         (99,350)       (99,350)
                                        ------        ------    ----------       -------        ------    ----------       --------
Balance, June 30,
 1997                                    2,000           170    11,375,000        18,500          --        (438,110)      (419,440)

Net loss, year ended
 June 30, 1998                            --            --            --            --            --        (142,719)      (142,719)
                                        ------        ------    ----------       -------        ------    ----------       --------
Balance, June 30,
 1998                                    2,000           170    11,375,000        18,500          --        (580,829)      (562,159)

Sale of common stock
 (at $7.00 per share)                     --            --          34,571       241,997          --            --          241,997

Issuance of warrants
 for loan financing
 (issued at $.67
 per share)                               --            --            --            --          23,104          --           23,104

Net loss, year ended
 June 30, 1999                            --            --            --            --            --        (458,843)      (458,843)
                                        ------        ------    ----------       -------        ------    ----------       --------
Balance, June 30,
 1999                                    2,000           170    11,409,571       260,497        23,104    (1,039,672)      (755,901)



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2000 (Continued)


                                                                      Common Stock
                                                                 -----------------------     Additional   Retained
                                       Preferred        Par                     Stated        Paid-In     Earnings
                                         Stock         Value      Shares         Value        Capital     (Deficit)        Total
                                       ---------      -------    --------      --------      ----------   ---------       -------


Issuance of warrants
 for loan financing
 (issued at $ .08
 per share)                                                                                     83,738                        83,738

Sale of common stock
 (at $1.00 per share)                                             117,665      117,665                                      117,665

Sale of common stock
 (at $.50 per share)                                              336,076      168,038                                      168,038

Net loss, year ended
 June 30, 2000                            --          --             --           --             --            (483,493)   (483,493)
                                         ----       -----      ----------     --------       ---------      -----------   ---------

Balance, June 30,
 2000                                    2000       $ 170      11,863,312     $546,200       $ 106,842      $(1,523,165)  $(869,953)
                                         ====        ====      ==========     ========       =========      -==========   =========




                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                Period
                                                                                                               June 28,
                                                                                                              1996 (Date
                                                                                                             of Formation)
                                                             For the Years Ended June 30,                       through
                                                             ----------------------------                       June 30,
                                                     2000                1999                1998                2000
                                                   --------            --------            --------            --------

Cash flows from operating
activities:
  Net (loss)                                      $(483,493)          $(458,843)          $(142,719)        $(1,523,165)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
   Depreciation and
    amortization                                      3,118               2,192               3,104               8,414
   Forgiveness of debt
    from related party                                 --                  --               (25,000)            (25,000)
   Non - cash compensation                             --                11,305              13,695              25,000
   Non - cash interest expense                       88,355               4,617                --                92,972
Changes in operating assets
 and liabilities:
  (Increase) decrease in
   other assets                                        --                  (600)             10,000              (5,143)
Increase in accounts
   payable and accrued
   expenses                                          46,761              81,327              13,071             209,775
                                                -----------           ---------           ---------         -----------
  Net Cash (Used in)
   Operating Activities                            (345,259)           (360,002)           (127,849)         (1,216,977)
                                                -----------           ---------           ---------         -----------

Cash flows from investing
 activities:
  Purchase  of equipment                             (6,122)             (3,122)               --                (9,244)
                                                -----------           ---------           ---------         -----------

Cash flows from financing
 activities:
  Proceeds from related party                        93,089             308,377             126,499             823,558
  Proceeds from related party
   note payable                                        --                46,903                --                46,903
  Payments to related party                         (69,084)           (240,562)               --              (309,646)
  Proceeds from officer/
   stockholder                                      131,033              44,957               1,210             263,534
  Payments to officer/
   stockholder                                      (89,021)            (38,451)               --              (135,392)
  Proceeds from sale of
   common stock                                     285,703             241,997                --               537,700
                                                -----------           ---------           ---------         -----------
     Net Cash Provided by
      Financing Activities                          351,720             363,221             127,709           1,226,657
                                                -----------           ---------           ---------         -----------


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (Continued)


                                                                                                         Period
                                                                                                        June 28,
                                                                                                       1996 (Date
                                                                                                       of Formation)
                                                       For the Years Ended June 30,                       through
                                                      -----------------------------                       June 30,
                                               2000               1999               1998                   2000
                                             --------           --------           --------                -------

Net increase (decrease)
 in cash                                          339                 97               (140)                   436

Cash - beginning of period                         97               --                  140                   --
                                             --------           --------           --------               --------

Cash - end of period                         $    436           $     97           $  --                  $    436
                                             ========           ========           ========               ========

Supplementary Information:
  Cash paid during the year
   for:
     Interest                                $  4,321           $    774           $    259               $  5,354
                                             ========           ========           ========               ========
     Income taxes                            $   --             $   --             $  --                  $   --
                                             ========           ========           ========               ========

Non-cash investing activities:
  Acquisition of business:

    Fair value of assets
     acquired                                                                                             $  8,500
                                                                                                          ========

  Forgiveness of related
   party loan                                                                      $ 25,000               $ 25,000
                                                                                   ========               ========

  Issuance of warrants in
   connection with sale of
   common stock                              $ 83,738           $ 23,104           $  --                  $ 77,674
                                             ========           ========           ========               ========



                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         Organization - Purchase Point Media Corporation (the "Company"), formerly Leghorn, Inc., was incorporated on June 28,1996 in the State of Minnesota. The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At June 30, 2000, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

         In July 1997, Leghorn Inc. merged with Purchase Point Media Corporation, a company which owns a patented grocery cart advertising display device and that plans to sell the advertising space to national advertisers. The Company issued 6,675,000 shares of its common stock in exchange for all common shares of Purchase Point Media Corporation.

         The development activities of the Company are being financed through advances by a major shareholder. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and the commencement of its planned principal operations. The Company entered into agreements on August 12, 1998, September 1, 1999 and February 1, 2000 for the private sale of its common stock and the Company raised $537,700. Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

         Amortization expense was $1,880, $1,880 and $3,104 for the years ended June 30, 2000, 1999 and 1998, respectively, and $6,864 for the period June 28, 1996 (Date of Formation) through June 30, 2000.

         Development Costs - Development costs are expensed as incurred.

         Stock-Based Compensation - The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

         Earnings Per Common Share - Basic and diluted loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted loss per share relate to stock warrants. The number of potential common shares outstanding were 1,034,571, 34,571 and -0- for the years ended June 30, 2000, 1999 and 1998, respectively. For each of the years the potential common shares would be excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

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

3.       DEBT
         ----
                                                               June 30,
                                                              -----------
                                                         2000             1999
                                                       --------         --------
         Short-term debt:

         Demand note from Dorian Capital Corp ,
          interest at 12%                             $  46,903         $ 46,903
                                                      =========         ========

Interest expense on the note was $5,628, $1,421 and $-0- for the years ended June 30, 2000, 1999 and 1998, respectively, and $7,049 for the period June 28, 1996 (Date of Formation) through June 30, 2000. All interest has been accrued.

4.       INCOME TAXES
         ------------

         At June 30, 2000 the Company has a net operating loss ("NOL") carryforward of approximately $1,523,000 for financial reporting purposes and zero for tax purposes. The difference between financial reporting and tax purposes results from temporary differences caused by capitalization of start-up expenditures for tax purposes as required by the Internal Revenue Code Section 195. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely.

         The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's common stock during 1997, a change in ownership of greater than fifty (50%) percent as defined, may have occurred. In addition, the Company is contemplating a proposed equity financing of common stock. Under such circumstances, the potential benefits from utilization of the tax carryforward may be substantially limited or reduced on an annual basis.

5.       NOTE PAYABLE TO RELATED PARTY TRANSACTIONS
         ------------------------------------------

         Note payable to related party comprises advances from Amtel Communications, Inc. ("Amtel"). Amtel owns 28% of the common stock of the Company. The Company owed Amtel $532,412 and $508,407 at June 30, 2000 and 1999, respectively. Interest expense was $36,550, $32,195 and $24,455 for the years ended June 30, 2000, 1999 and 1998, respectively, and $107,975 for the period June 28, 1996 (Date of Formation) through June 30, 2000. All interest has been accrued.

         The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees in the amount of $72,000 per year for the years ended June 30, 2000, 1999 and 1998 and $360,000 for the period June 28, 1996
         (Date of Formation) through June 30, 1999, respectively. The Company owed Folsom $104,322 and $79,966 at June 30, 2000 and 1999, respectively. Interest expense was $7,172, $424 and $5,000 for the years ended June 30, 2000, 1999 and 1998, respectively, and $28,596 for the period June 28, 1996 (Date of Formation) through June 30, 2000. All interest has been accrued.

         The Company entered into an agreement with MBA Management Corp. (formerly Roger Jung ("Jung")) a shareholder of the Company for consulting services to be performed on behalf of the Company starting April 1, 1999 for $2,000 per month. The Company owed Jung $23,819 and $6,164 at June 30, 2000 and 1999, respectively. Interest expense was $1,443, $65 and $-0- for the years ended June 30, 2000, 1999 and 1998, respectively, and $1,508 for the period June 28, 1996 (Date of Formation) through June 30, 2000). All interest has been accrued.

6.       PREFERRED STOCK
         ---------------

         The authorized number of preferred shares is 50,000,000 of which 2,000 shares are outstanding as of June 30, 2000 and 1999. The preferred stock was issued on June 14, 1996, convertible into ten shares of common stock. The conversion right expired on June 14, 1998.

7.       COMMON STOCK
         ------------

         On September 1, 1999 the Company entered into an agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand common stock purchase warrants. The warrants are exercisable at any time at $.50 per share and expire August 31, 2004. Vintage has 180 days from September 1, 1999 to provide the Company with proceeds of the subscription funds. On March 1, 2000 the Company extended the period for an additional 180 days. From September 1, 1999 through June 30, 2000 the Company received $168,038 and issued Vintage 336,076 shares of the Company's common stock. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Vintage in that there was only one purchaser, which was an accredited investor.

         On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of (1,000) one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand common stock purchase warrants. The warrants are exercisable at any time at $1.00 per share and expire January 31, 2005. Quadrant has 180 days from February 1, 2000 to provide the Company with the proceeds of the subscription funds. On August 1, 2000 the Company extended the period for an additional 180 days. From February 1, 2000 through June 30, 2000 the Company received $117,665 and issued Quadrant 117,665 shares of the Company's common stock. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Quadrant in that there was only one purchaser, which was an accredited investor.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistent with the provisions of SFAS No. 123.

         For the years ended June 30, 2000 and 1999 the Company incurred interest in the amount of $88,355 and $4,617, respectively, and $92,972 for the period June 28, 1996 (Date of Formation) through June 30, 2000. The balance of $13,870 is included in prepaid expenses at June 30, 2000 and will be expensed over the life of the note.

         The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants in 2000 and 1999, respectively, dividend yield of -0- and -0-, expected volatility of 226.2% and 250.7%, risk free interest rate of 10.0% and 5.0%, and expected lives of three months to four years and two and one-half (2 1/2) years.

         Information regarding the Company's Warrants for June 30, 2000 and 1999 is as follows:

                                                      June 30,
                                                      --------
                                             2000                  1999
                                             ----                  ----
                                                 Weighted-              Weighted
                                                  Average               Average
                                                 Exercise               Exercise
                                       Shares      Price       Shares    Price
                                       ------    --------      ------   --------
         Warrants outstanding
          beginning of year             34,571     $ 7.00         --     $  --
         Warrants exercised                 --         --         --        --
         Warrants granted            1,000,000        .75      34,571      7.00
                                     ---------     ------     -------    ------
         Warrants outstanding
          end of year                1,034,571     $  .96      34,571    $7.00
                                     =========     ======     =======    =====

         Warrant price range
          at end of year                    $0.50 - $7.00          $ 7.00
         Warrant price range
          for exercised shares                $  --                $  --
         Weighted-average fair
          value of warrants
          granted during the year             $ .58                $  .67

         The following table summarizes information about fixed-price stock warrants outstanding at June 30, 2000:

                                  Weighted-
                                   Average         Weighted       Number        Weighted
 Range of      Number Out-        Remaining        Average      Exercisable     Average
 Exercise      standing at       Contractual       Exercise         at          Exercise
 Price        June 30, 2000          Life            Price     June 30, 2000    Price
 -----        -------------          ----            -----     -------------    -----

$ .50            500,000       4 years, 3 months     $0.50        500,000       $0.50
               =========                                         ========
$1.00            500,000       4 years, 2 months     $1.00        500,000       $1.00
               =========                                         ========
$7.00             34,571         6 years             $7.00         34,571       $7.00
               =========                                         ========


8.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Legal Retainer
         --------------

         On July 1, 1997, (an officer/stockholder of the Company) exchanged 5,000 shares of Purchase Point Media Corporation common stock for legal service to be provided on behalf of the Company valued at $25,000. If such shares are sold for less than $25,000, Purchase Point Media Corporation will pay any difference to the law firm, provided that such shares are sold through Westminster Securities Corporation. An officer/stockholder of the Company assumed this liability of the Company as of June 30, 1998 and the Company recorded the transaction as forgiveness of debt income in the statement of operations. The Company recorded legal expense for the year ended June 30, 2000, 1999 and 1998 in the amounts of $-0-, $11,305 and $13,695, respectively, and $25,000 for the period June 28, 1996 (Date of Formation) through June 30, 2000.

         Sales Agreements
         ----------------

         a.) On September 15, 1998, the Company entered into an agreement with International Trade Group, LLC ("ITG"), an Oregon limited liability company. The agreement states that ITG, on behalf of the Company, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts. Subsequently, ITG notified the Company that they were changing their method of operations and they had concern about being able to fulfill their obligations under the agreement. A condition in the agreement for it to become effective, was for the Company to make a first payment to ITG. Subsequently, the Company notified ITG that it was not going to make said payment to ITG and the contract would be null and void. All other financial terms of the contract would also be terminated.

         b.) On April 29, 1997 the Company contracted with Roger Jung, a shareholder of the Company, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for the Company. In March 2000, the contract was amended to make LWM the primary contractor handling operations of the Company after the termination of the contract with ITG. LWM's operating responsibilities included ad sales, renting space on shopping carts, purchasing the last word(R), ad changes and maintenance. Under the terms of the contract with LWM, LWM receives 50% of the gross revenue collected from advertisers, to cover the cost of the last word(R), operating costs and their profit.

         In addition the Company will cause certain shareholders of the Company to grant incentive options up to one million (1,000,000) common shares of the Company to the contractor. The options to purchase are
         exercisable   at  $1.00  per  share  after  certain   levels  of  gross
         advertising sales have been attained. The options expire five years from the date of issuance. As of this date no options have been issued as the commencement of operations has not begun. The Company will recognize compensation expense for the difference between the exercise price of the options and the fair market value of the shares on the date of grant.

         Marketing Agreement
         -------------------

         On August 14, 1998, the Company entered into a one-year agreement with Culver Associates, Ltd. ("Culver"). Culver is to study the Purchase Point Media business opportunities, provide a business plan and place advertising and related materials needed to execute marketing plans. Compensation to Culver is a monthly fee of $25,000 for the first three
         (3) months. Culver also will receive the standard fifteen (15%) percent agency commission for purchases of media time and space. The Company made (2) two $25,000 payments in August and September 1998. The Company and Culver have agreed that no further payments will be made under the terms of the agreement until the Company has commenced with the installation of advertising space and Culver provides additional services, as defined.

         Leases
         ------

         The Company leases office space on a month-to-month basis in British Columbia, Canada and on a shared basis in New York. Rent expense for the years ended June 30, 2000, 1999 and 1998 was $12,000, $14,981 and $
         -0-, respectively, and $26,981 for the period June 28, 1996 (Date of Formation) through June 30, 2000.

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following sets forth-certain information with respect to the directors and executive officers of PPMC:

     Name                    Age                               Position
     ----                    ---                               --------

Albert P. Folsom             61                           President and Director
Jay Walker                   77                           Director

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

     Since 1989 to the present Mr. Folsom has served as a Director of Amtel Communications Inc. which he was the President of until 1999. Amtel is a private company that initially financed the last word(R), an advertisement display device that Mr. Folsom invented. In June of 1994 Mr. Folsom formed and served as President and Director of Purchase Point Media Corp., a Nevada Corporation that merged with PPMC. In 1983 he amalgamated several companies that become Aricana Resources. He served as President and Director of Aricana from 1983 to 1988 while directing Aricana's activities in medical research, development and marketing of medicinal products. While with Aricana he started a publishing company for medicinal products and founded The American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a Director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an electrical contracting company. After serving in the US Navy (1956 to 1960) he was a real estate salesman in southern California.

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

Roger Jung, Corporate Secretary

     Since 1994 Mr. Jung has assisted Mr. Folsom in the development of PPMC. For the past two years he has spent an average of 20 hours a week on PPMC or PPMC related activities. Mr. Jung's company, Last Word Management, is responsible for PPMC's operations.

The following is a brief summary of the business experience of the key personnel of Last Word Management Inc., which provides management services to PPMC (see "Item 1. Description of Business--Advertisement Sales and Grocery Store Operations").

Roger Jung, Chairman and Directory LWM

     Since 1994 Mr. Jung has assisted Mr. Folsom in the development of PPMC. For the past two years he has spent an average of 20 hours a week on PPMC or PPMC related activities. Mr. Jung's company, Last Word Management, is responsible for PPMC's operations.

     Since 1990, Mr. Jung has served on the Board of Amtel Communications and as its President since mid 1999. Amtel financed the development of the Company's patented advertisement display device. From 1989 to present he has been actively involved in real estate sales and management in British Columbia. From 1982 to present, he has been, President of MBA Management Corp. MBA provides financial and management consulting services to small businesses. From 1980 to present, he has been Chairman and Director of Fireplace Inns Hotels in Whistler, BC. In 1982 he started a Laser instrument manufacturing company in Oregon that he sold to a public company in 1988. From 1978 to 1982 he served as President and General Manager of Bow Valley Industries subsidiary company, Mainland-Elworthy, an industrial electrical manufacturing company with five divisions. From 1956 to 1978 he worked for Westinghouse Canada Ltd. Positions there included Manager of Engineering, Manager of Operations and Supervisor of Engineering. In addition to receiving his MBA at Simon Fraser University, he has taken numerous professional development courses such as Xerox sales courses, Harvard Management Games, 3D Management theory, Sensitivity training, Kepner Tregoe Decision analysis and others.

John Hall, Director and President, LWM

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

Dal Brickenden, Vice-President, Sales, LWM

     Since 1993 Dal Brickenden has assisted in the development of the last word(R) and has been doing part time work for LWM since mid 1999. When PPMC starts operations, his duties will be to sell space in the last word(R) and recruit, train and supervise additional sales people.

     Mr. Brickenden has devoted twenty-five years to a successful career in marketing, advertising, new product development and advertising, communications and qualitative research through his private company Artemis Holdings Limited. From 1970 to 1985 he held a number of key positions, such as, New Product Manager at Canada Starch Best Foods in Montreal, Quebec, and international division of International Multifoods of Minneapolis, Minnesota. He headed up the Colgate Palmolive account in Canada as Account Supervisor with the ad agency now known as FCB/Ronalds Reynolds Ltd., Toronto. After moving to Vancouver, BC with a partner, they built one of Vancouver's top ad agencies.

Clete J. Thill, Vice-President, Store Sales, LWM

     Mr. Thill started working for Last Word Management in January 2000. His duties are to rent space on grocery carts from chain stores. Currently he is spending 100% of his time on LWM's business.

     From 1987 to present Mr. Thill has been actively involved in real estate and financial services as a self employed businessman in Denver, Colorado. He holds Real Estate Broker, Stock Broker and Insurance Licenses. From 1979 to 1987 he was employed at King Soopers, a Denver, Colorado supermarket chain. At King Soopers (10,500 employees) he was Director of Personal and Labor Relations. He held the same position at Fairway Foods, Inc. in Northfield, Minnesota from 1975 to 1979. From 1971 to 1975 he was Executive Vice President, Northfield Area Chamber of Commerce, Northfield, Minnesota. His duties there included, managing the Chamber of Commerce's Northfield Industrial Corporation and the Citizens Advisory Council. Mr. Thill received his BS Degree from Augustana College in Sioux Falls, South Dakota.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information for the years ended June 30, 2000, 1999 and 1998 concerning the compensation paid or awarded to the Chief Executive. Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                     Long-Term
                                       Annual Compensation          Compensation
                                       -------------------          ------------
Name and Principal Position              Year      Salary    Bonus      Other
---------------------------              ----      ------    -----      -----

Albert P. Folsom                         2000      $72,000     0          0
President and Chief Executive Officer    1999      $72,000     0          0
                                         1998      $72,000     0          0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2000 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

                                                                Common Stock
Name and Address                   Percentage of ownership    Beneficially Owned
----------------                   -----------------------    ------------------

Jay Walker                                0.42%                    50,000
Albert P. Folsom                         28.13%                 3,337,500(1,2)
Amtel Communications Inc.                28.13%                 3,337,500(3)
                                         ------
All officers and directors as a
  group (4 persons)                      28.55%                 3,387,500(2,4)
                                         ------                 --------------

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

      The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $532,412 and $508,407 at June 30, 2000 and 1999, respectively. Interest expense on these advances was $36,550, $32,195 and $24,455 for the years ended June 30, 2000, 1999 and 1998, respectively, and $107,975 for the period June 28, 1996 (Date of Formation) through June 30, 2000. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

      During the past two years, the Company has not entered into, and does not propose to enter into, any other transaction with a value in excess of $60,000 with a director, executive officer, beneficial owner of 5% or more of the Company's Common Stock, or members of any of such person's immediate family.

Item 13.  Exhibits and Reports on Form 8-K

   (a) The  following   financial   statements   and   supplementary   financial
       information are filed as part of this Annual Report on Form 10-KSB:

                                                                         Page
                                                                         ----

   1.  Financial Documents:

   Independent Auditors' Report .......................................F-1 - F-2

   Balance Sheets, June 30, 2000 and 1999 ...................................F-3

   Statements of Operations,  Years Ended
    June 30, 2000,  1999 and 1998 and the
    Period June 28, 1996 (Date of Formation)
    Through June 30, 2000 ...................................................F-4

   Statements of Stockholders'
    Deficiency for the Period June 28,
    1996 (Date of Formation) through
    June 30, 2000 .....................................................F-5 - F-6

   Statements of Cash Flows,  Years
    Ended June 30, 2000,  1999 and 1998
    and the Period June 28, 1996
    (Date of Formation) through
    June 30, 2000 .....................................................F-7 - F-8

   Notes to Financial Statements .....................................F-9 - F-15

     2.  Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

     There were no current reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2000.

     (c) The  following  Exhibit  Index  sets  forth  the  applicable   exhibits
         (numbered in accordance with Item 601 of Regulation S-K) which are required to be filed with the Annual Report on Form 10-KSB.

     Exhibit Number                            Title
     --------------                            -----

         3 (a)            Certificate of Incorporation and Bylaws of Registrant.
                          Incorporated by Reference to Exhibit 3(a) and 3(b) of the Company's Report on Form 10-SB dated February 11, 1999

         10 (a) Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. Incorporated by Reference to Exhibit 10 (a) of the Company's Report on Form 10-SB dated February 11, 1999.

         10 (b) Agreement dated August 14, 1998 between Culver Associates, Ltd. and the Registrant.
                          Incorporated by Reference to Exhibit 10 (b) of the Company's Report on Form 10-SB dated February 11, 1999.

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

         10 (e) Agreement dated September 1, 1999 between Vintage International Corp. and the Registrant.

         10 (f) Agreement dated February 1, 2000 between Quadrant Financial Inc. and the Registrant.

         27.              Financial Data Schedule

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 27, 2000

                                   PURCHASE POINT MEDIA CORPORATION

                                   By: /s/ Albert P. Folsom
                                       -----------------------------------------
                                       Albert P. Folsom
                                       President and Chief Executive Officer

                                       /s/ Roger Jung
                                       -----------------------------------------
                                       Roger Jung
                                       Acting Chief Financial Officer

/s/ Albert P. Folsom
--------------------
    Albert P. Folsom
    President, Chief Executive Officer and Director

/s/ Jay Walker
--------------
    Jay Walker
    Director