Form 10QSB
period 2000-09-30
PURCHASE POINT MEDIA CORP
filed 2000-11-09
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

      At October 31, 2000, there were 11,941,703 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                     Page

Part I.  Financial Information                                        1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30,
                   2000 (unaudited) and June 30, 2000                 2

                  Statements of Operations for the
                   Three Months Ended September 30,
                   2000 and 1999 (unaudited) and
                   the Period June 28, 1996 (Date of
                   Formation) through September 30, 2000              3

                  Statements of Cash Flows for the Three
                   Months Ended September 30, 2000 and
                   1999 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   September 30, 2000                               4 - 5

                  Notes to Financial Statements (unaudited)         6 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                            7 - 12

Part II. Other Information

  Item 1.         Legal Proceedings                                  13

  Item 6.         Exhibits and Reports on Form 8-K                   13

Signatures                                                           14

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

                  The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                             September 30,              June 30,
                                                                                                  2000                    2000
                                                                                              (Unaudited)
                                                   ASSETS


Current Assets:
    Cash                                                                                       $       396              $       436
                                                                                               -----------              -----------
Equipment-net of accumulated depreciation
    of $2,139 and $1,550                                                                             9,174                    7,694
                                                                                               -----------              -----------

Other Assets:
    Patents and trademarks-net of accumulated
      amortization of $7,334 and $6,864                                                             24,209                   25,279
    Prepaid expenses                                                                                13,316                   13,870
                                                                                               -----------              -----------
      Total Other Assets                                                                            37,525                   39,149
                                                                                               -----------              -----------

        TOTAL ASSETS                                                                           $    47,095              $    47,279
                                                                                               ===========              ===========

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Note payable/shareholder                                                                   $    46,903              $    46,903
    Accounts  payable and accrued expenses                                                         185,314                  209,775
    Due to officer/shareholder                                                                     142,802                  128,142
    Note payable to related party                                                                  538,226                  532,412
                                                                                               -----------              -----------
      Total Current Liabilities                                                                    913,245                  917,232
                                                                                               -----------              -----------

Stockholders' Deficiency:
    Preferred stock; no par value-authorized
      50,000,000 shares; outstanding 2,000
      shares, at redemption value                                                                      170                      170
    Common stock, no par value-authorized
      100,000,000 shares; outstanding 11,932,355
      and 11,863,312 shares                                                                        615,243                  546,200
    Additional paid-in capital                                                                     136,008                  106,842
    Deficit accumulated during development stage                                                (1,617,571)              (1,523,165)
                                                                                               -----------              -----------
      Total Stockholders' Deficiency                                                              (866,150)                (869,953)
                                                                                               -----------              -----------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                              $    47,095              $    47,279
                                                                                               ===========              ===========


                       See notes to financial statements.

                 PURCHASE POINT MEDIA CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS

                                                                                                             Period
                                                                                                          June 28, 1996
                                                                       Three Months Ended              (Date of Formation
                                                                          September 30,                     through
                                                                    2000                  1999         September 30, 2000)
                                                             ------------------       -----------      -------------------
                                                                 (Unaudited)
Costs and Expenses:
    General and administrative expenses                         $    49,225           $    67,815           $ 1,330,244
    Interest expense                                                 44,122                12,969               277,854
    Depreciation and amortization                                     1,059                   626                 9,473
                                                                -----------           -----------           -----------

Net loss                                                        $    94,406           $    81,410           $ 1,617,571
                                                                ===========           ===========           ===========
Loss per common share-basic and diluted                         $      0.01           $      0.01           $        --
                                                                ===========           ===========           ===========

Weighted average number of common shares and
    equivalents outstanding-basic and diluted                    11,650,006            11,409,571                    --
                                                                ===========           ===========           ===========


                       See notes to financial statements.
                                       3

                        PURCHASE POINT MEDIA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


                                                                                            Period
                                                        Three Months Ended              June 28, 1996
                                                           September 30,             (Date of Formation
                                                   ----------------------------           through
                                                      2000              1999         September 30, 2000)
                                                   ----------        ----------      -------------------
                                                           (Unaudited)

Cash flows from operating activities:
  Net (loss)                                       $ (94,406)        $ (81,410)         $ (1,617,571)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
     Depreciation and amortization                     1,059               626                 9,473
     Forgiveness of debt from related
      parties                                             --                --               (25,000)
     Non-cash compensation                            30,320                --                25,000
     Non-cash interest expense                            --             1,154               123,462
  Changes in operating assets and
   liabilities:
     (Increase) in other assets                           --                --                (5,143)
     (Decrease) increase in accounts
      payable and accrued expenses                   (24,461)            1,109               185,314
                                                   ---------         ---------          ------------

            Net Cash (Used in) Operating
            Activities                               (87,488)          (78,521)           (1,304,465)
                                                   ---------         ---------          ------------

Cash flows from investing activities:
  Purchase of equipment                               (2,070)               --               (11,314)
                                                   ---------         ---------          ------------

Cash flows from financing activities:
  Proceeds from related party                         11,975            37,704               835,533
  Proceeds from note                                      --            35,500                46,903
  Proceeds from officer/stockholder                   27,000            30,684               290,534
  Payments to officer/stockholder                    (12,340)               --              (147,732)
  Payments to related parties                         (6,160)           (4,840)             (315,806)
  Proceeds from sale of common stock                  69,043           (17,600)              606,743
                                                   ---------         ---------          ------------

             Net Cash Provided by Financing
             Activities                               89,518            81,448             1,316,175
                                                   ---------         ---------          ------------


                       See notes to financial statements.
                                       4

                        PURCHASE POINT MEDIA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


                                                                                            Period
                                                        Three Months Ended              June 28, 1996
                                                           September 30,             (Date of Formation
                                                   ----------------------------           through
                                                      2000              1999         September 30, 2000)
                                                   ----------        ----------      -------------------
                                                           (Unaudited)

Net increase (decrease) in cash                          (40)            2,927                   396

Cash - beginning of period                               436                97                    --
                                                   ---------         ---------          ------------

Cash - end of period                               $     396         $   3,024          $        396
                                                   =========         =========          ============

Supplementary Information:
 Cash paid during the year for:
  Interest                                         $     110         $     561          $      5,915
                                                   =========         =========          ============
  Income taxes                                     $      --         $      --          $         --
                                                   =========         =========          ============

 Non-cash investing activities:
  Acquisition of business

  Fair value of assets acquired                    $      --         $      --          $      8,500
                                                   =========         =========          ============

 Forgiveness of related party loan                 $      --         $      --          $     25,000
                                                   =========         =========          ============

 Issuance of warrants in connection
  with the sale of common stock                    $  29,168         $      --          $    136,010
                                                   =========         =========          ============



                       See notes to financial statements.
                                       5

                        PURCHASE POINT MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

       The balance sheet as of September 30, 2000, and the statements of operations and cash flows for the three months ended September 30, 2000 and 1999 have been prepared by Purchase Point Media Corporation ("PPMC" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for June 30, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At September 30, 2000, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

       Basic (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the three months ended September 30, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

4.  SALE OF COMMON STOCK AND COMMON STOCK WARRANTS

    A) On September 1, 1999 the Company entered into an agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock (the fair value at the date of the subscription agreement) at $.50 per share and one redeemable common stock purchase warrant. The warrant is exercisable at $.50 per share expiring August 31, 2004. Vintage shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. On September 1, 2000 the Company extended the agreement to February 28, 2001. As of September 30, 2000 the Company received $168,038 and issued Vintage 336,076 shares of the Company's common stock.

    B) On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $1.00 per share expiring January 31, 2005. Quadrant shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. As of September 30, 2000 the Company received $186,708 and issued Quadrant 186,708 shares of the Company's common stock.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistent with the provisions of SFAS No. 123. The Company will expense the value of the warrants over five years. For the three months ended September 30, 2000 and the period June 28, 1996 (Date of Formation) through September 30, 2000 the Company expensed interest charges to operations in the amount of $29,168 and $122,140, respectively.

         The fair value of each warrant granted is valued on the date of grant using the Black-Scholes option-pricing model.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

    Results of Operations

         The  following  table  sets  forth  for  the  periods  indicated,   the
         percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                    % Increase (Decrease) from Prior Period
                                                 Three Months Ended
                                                  September 30, 2000
                                                 compared with 1999
                                                 ------------------
General and administrative
     expense                                            (37.77) %
Interest expense                                          70.61 %
Net (loss)                                              (13.77) %

         PPMC's plan to handle certain operations of PPMC has been and is to contract with companies that have the infrastructure in place to perform the required functions or ones that can contract with companies that have the infrastructure in place to carry out operations for PPMC. To this end PPMC has contracted with Last Word Management Inc. (LWM) and International Trade Group, LLC (ITG) to handle various stages of operations for PPMC. Subsequent to this the contract with ITG was terminated and the contract with LWM was amended to include ITG's intended responsibilities. The responsibilities of LWM's amended contract with PPMC are to rent space on shopping carts from grocery stores, sell the advertising space in the last word(R), change the ad inserts and the maintenance of the last word(R). The amended contract at 50% of the sales revenues being paid to LWM will approximate the combined costs of the separate contracts with ITG and LWM.

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

         PPMC has prepared detailed sales tools for approaching the chain stores to persuade them to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits to promote to the advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount (50% off PPMC's posted rate of $2.25 cpm). The sales effort is being conducted by the president of the Company, and one other salesperson. Sales costs have been kept to a minimum by offering sales commissions to the salesperson on a successful contract and keeping traveling costs to a minimum. Should PPMC be successful in this approach, that is, pre-selling of ads, PPMC will have more than sufficient capital to start operations. As of October 31, 2000 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

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
    Source: News America & ActMedia, media information.

         The last word(R) is substantially cheaper compared with the average cost per 1,000 projections for TV media 1995-96. A 30-second TV ad spot costs $12.00 with a high-end cost of over $20.00 for a prime time 30-second spot on ABC/CBS/NBC affiliates. Source: www.amic.com.

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

         Tooling and Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include, but not be limited to R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis. As of October 31, 2000 PPMC has had one test injection mold made and manufactured three thousand copies of the last word(R). The final tools for mass production will be two double sided molds, one for the front face of the last word(R) and one for the back face (the back face is attached to the baby seat section of a shopping cart and the front face snaps onto and off of the back face for ease of changing the advertisement inserts). The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers. Again, due to the high cost of mold manufacturing, actual preparation to manufacture the last word(R) will be dependent on acquiring satisfactory financing.

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

         Administration will be handled in house. On a temporary basis these duties are being handled by Roger Jung. Mr. Jung obtained his Master in Business Administration and has been actively involved in the business world for over thirty years.

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

    Three Months Ended September 30, 2000 compared to
     Three Months Ended September 30, 1999

     General and Administrative Expenses

         General and administrative expenses decreased from $67,815 for the three months ended September 30, 1999 to $49,225 for the three months ended September 30, 2000. The Company attributes this decrease primarily to a decrease in consulting fees, telephone and advertising expense.

     Interest Expense

         Interest expense increased from $12,969 for the three months ended September 30, 1999 to $44,122 for the three months ended September 30, 2000. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's common stock.

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings

         Bolton V. Purchase Point Media Corp. et al (San Diego Superior Court case number 728268). This is a lawsuit filed by an individual who alleges that pursuant to an agreement with Purchase Point Media Corp. he is owed 50,000 shares of its stock. Said allegation is denied by PPMC and the lawsuit is being vigorously defended. Although Purchase Point Media Corporation fully expects to prevail in this matter, a judgment in Mr. Bolton's favor would have an insignificant financial effect on PPMC. On July 17, 2000 Bolton dismissed this action.

         PPMC is not a party to any other litigation nor is its property the subject of any pending legal proceeding.

      Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27.1 Financial Data Schedule.

      (b)   There  were   no  Current  Reports  on   Form  8-K  filed   by   the
            registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 9, 2000

                  PURCHASE POINT MEDIA CORPORATION

                  By: /s/ Albert P. Folsom
                      --------------------
                      Albert P. Folsom
                      President and Chief Executive Officer