Form 10QSB
period 2000-12-31
PURCHASE POINT MEDIA CORP
filed 2001-02-06
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

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

      At January 23, 2001 there were 11,958,441 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information                                              1

  Item 1          Financial Statements

                  Balance Sheets as of December 31,
                   2000 (unaudited) and June 30, 2000                       2

                  Statements  of  Operations  for the
                   Six and Three Months Ended December  31,
                   2000 and 1999  (unaudited)  and
                   the Period June 28, 1996 (Date of
                   Formation) through December 31, 2000                      3

                  Statements of Cash Flows for the Six
                   Months Ended December 31, 2000 and
                   1999 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   December 31, 2000                                       4 - 5

                  Notes to Financial Statements (unaudited)                6 - 7

  Item 2          Management's Discussion and Analysis
                   or Plan of Operations                                  7 - 12

Part II. Other Information

  Item 6          Exhibits and Reports on Form 8-K                         13

Signatures                                                                 14

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

                  The results of operations for the six months ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     December 31,    June 30,
                                                         2000         2000
                                                     -----------   -----------
                                                     (Unaudited)
                                     ASSETS
                                     ------

Current Assets:
    Cash                                             $       369    $       436
                                                     -----------    -----------

Equipment-net of accumulated depreciation
    of $2,728 and $1,550                                   8,585          7,694
                                                     -----------    -----------

Other Assets:
    Patents and trademarks-net of accumulated
      amortization of $7,804 and $6,864                   23,739         25,279
    Prepaid expenses                                      12,162         13,870
                                                     -----------    -----------
      Total Other Assets                                  35,901         39,149
                                                     -----------    -----------

        TOTAL ASSETS                                 $    44,855    $    47,279
                                                     ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
    Note payable/shareholder                         $    46,903    $    46,903
    Accounts  payable and accrued expenses               193,561        209,775
    Due to officer/shareholder                           169,233        128,142
    Note payable to related party                        544,828        532,412
                                                     -----------    -----------
      Total Current Liabilities                          954,525        917,232
                                                     -----------    -----------

Stockholders' Deficiency:
    Preferred stock; no par value-authorized
      50,000,000 shares; outstanding 2,000
      shares, at redemption value                            170            170
    Common stock, no par value-authorized
      100,000,000 shares; outstanding 11,958,441
      and 11,863,312 shares                              641,329        546,200
    Additional paid-in capital                           165,175        106,842
    Deficit accumulated during development stage      (1,716,344)    (1,523,165)
                                                     -----------    -----------
       Total Stockholders' Deficiency                   (909,670)      (869,953)
                                                     -----------    -----------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                    $    44,855    $    47,279
                                                     ===========    ===========


                       See notes to financial statements.

                                              PURCHASE POINT MEDIA CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF OPERATIONS

                                                                                                              Period
                                                     Six Months Ended          Three Months Ended         June 28, 1996
                                                       December 31,                December 31,         (Date of Formation)
                                                 -----------------------   ------------------------           through
                                                    2000         1999          2000          1999        December 31, 2000
                                                -----------   ----------   -----------   ----------     ------------------
                                                        (Unaudited)               (Unaudited)
Costs and Expenses:
    General and administrative expenses         $   102,013   $   164,791   $    52,788   $    96,976         $ 1,383,032
    Interest expense                                 89,048        28,223        44,926        15,254             322,780
    Depreciation and amortization                     2,118         1,279         1,059           653              10,532
                                                -----------   -----------   -----------   -----------         -----------

Net loss                                        $   193,179   $   194,293   $    98,773   $   112,883         $ 1,716,344
                                                ===========   ===========   ===========   ===========         ===========

Loss per common share-basic and diluted         $      0.02   $      0.02   $      0.01   $      0.01         $        --
                                                ===========   ===========   ===========   ===========         ===========

Weighted average number of common shares and
    equivalents outstanding-basic and diluted    11,937,942    11,400,563    11,949,206    11,400,563                  --
                                                ===========   ===========   ===========   ===========         ===========

                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS



                                                                              Period
                                                Six Months Ended           June 28, 1996
                                                  December 31,          (Date of Formation)
                                                -------------------          through
                                                 2000        1999        December 31, 2000
                                                 ----        ----        ------------------
                                                    (Unaudited)
Cash flows from operating activities:
  Net (loss)                                 $(193,179)   $(194,293)        $(1,716,344)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:                                   2,118        1,279              10,532
     Depreciation and amortization
     Forgiveness of debt from related
      parties                                     --           --               (25,000)
     Non-cash compensation                        --          2,308              25,000
     Non-cash interest expense                  60,641                          153,783
  Changes in operating assets and
   liabilities:
     (Increase) in other assets                   --           --                (5,143)
     (Decrease) increase in accounts
      payable and accrued expenses             (16,214)      20,081             193,561
                                              --------     --------          ----------
        Net Cash (Used in) Operating
         Activities                           (146,634)    (170,625)         (1,363,611)
                                              --------     --------          ----------
Cash flows from investing activities:
  Purchase of equipment                         (2,070)      (1,630)            (11,314)
                                              --------     --------          ----------
Cash flows from financing activities:
  Proceeds from related party                   23,877       56,762             847,438
  Proceeds from note                              --        131,555              46,903
  Proceeds from officer/stockholder             54,000       57,063             317,534
  Payments to officer/stockholder              (12,909)     (27,424)           (148,301)
  Payments to related parties                  (11,460)     (45,798)           (321,109)
  Proceeds from sale of common stock            95,129           --             632,829
                                              --------     --------          ----------
        Net Cash Provided by Financing
         Activities                            148,637      172,158           1,375,294
                                              --------     --------          ----------

                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS



                                                                              Period
                                                Six Months Ended           June 28, 1996
                                                  December 31,          (Date of Formation)
                                                -------------------          through
                                                 2000        1999        December 31, 2000
                                                 ----        ----        ------------------
                                                    (Unaudited)
Net increase (decrease) in cash                   (67)         (97)                369

Cash-begining of period                           436           97                  --
                                           ----------      --------          ---------
Cash-end of period                         $      369      $    --                 369
                                           ----------      --------          ---------
Supplementary Information:
  Cash paid during the year for:
    Interest                               $      330      $   667           $   6,135
                                           ----------      --------          ---------
    Income taxes                           $       --      $    --           $      --
                                           ----------      --------          ---------
  Non-cash investing activities:
    Acquisition of business

    Fair value of assets acquired          $       --      $    --           $   8,500
                                           ----------      --------          ---------
  Forgiveness of related party loan        $       --      $    --           $  25,000
                                           ----------      --------          ---------
  Issuance of warrants in connection
    with the sale of common stock          $   58,335      $    --           $ 165,177
                                           ----------      --------          ---------

                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

        The balance sheet as of December 31, 2000, and the statements of operations and cash flows for the six months ended December 31, 2000 and 1999 have been prepared by Purchase Point Media Corporation ("PPMC" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for June 30, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At December 31, 2000, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

         Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the six months ended December 31, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.  SALE OF COMMON STOCK AND COMMON STOCK WARRANTS

    A) On September 1, 1999 the Company entered into an agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $.50 per share expiring August 31, 2004. Vintage shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. On September 1, 2000 the Company extended the agreement to February 28, 2001. As of December 31, 2000 the Company received $168,038 and issued Vintage 336,076 shares of the Company's common stock.

    B) On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $1.00 per share expiring January 31, 2005. Quadrant had 180 days from the date above to provide the Company with the proceeds of the subscription funds, which was extended an additional 180 days by the Company. As of December 31, 2000 the Company received $186,708 and issued Quadrant 186,708 shares of the Company's common stock.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistent with the provisions of SFAS No. 123. The Company will expense the value of the warrants over five years. For the six months ended December 31, 2000 and the period June 28, 1996 (Date of Formation) through December 31, 2000 the Company expensed interest charges to operations in the amount of $58,335 and $151,307, respectively.

         The fair value of each warrant granted is valued on the date of grant using the Black-Scholes option-pricing model.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------
         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

    Results of Operations
    ---------------------
         The  following  table  sets  forth  for  the  periods  indicated,   the
       percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                  % Increase (Decrease) from Prior Period
                                   ---------------------------------------
                                Six Months Ended           Three Months Ended
                               December 31, 2000           December 31, 2000
                               compared with 1999          compared with 1999
                               ------------------          ------------------
General and administrative
 expense                             (61.54)%                   (83.71)%
Interest expense                      68.31 %                    66.05 %
Net (loss)                            (0.58)%                   (14.29)%

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

         Two types of brands that benefit most from the last word(R) are: A) The mature brand with well developed image and reduced media budget and low A to S ratio (advertising to sales) and B) The old and new brand early in a new positioning campaign where top of mind/unaided awareness has not yet reached targeted levels. In either case, the last word(R) is just the right push at the right instant to convert new image or old brand equity into additional dollars.

         PPMC has prepared detailed sales tools for approaching the chain stores to persuade them to rent space on their shopping carts to PPMC. PPMC has also completed putting together media kits to promote to the advertisers to purchase, or commit in advance for, four of the 10 ad spaces in the last word(R) for a period of one year. To make it more attractive to advertisers to do so, PPMC is offering the spaces at a substantial discount (50% off PPMC's posted rate of $2.25 cpm). The sales effort is being conducted by the president of the Company, and one other salesperson. Sales costs have been kept to a minimum by offering sales commissions to the salesperson on a successful contract and keeping travel costs to a minimum. Should PPMC be successful in this approach, that is, pre-selling of ads, PPMC will have more than sufficient capital to start operations. As of January 23, 2001 no spots were sold and there cannot be any assurance that PPMC will be successful in doing so.

         The following "Comparable Rate Analysis" is submitted as support for the above statement. "At a lower cost, PPMC is able to offer 100% coverage on shopping carts". Smart Source(R) Carts is PPMC's primary competitor, therefore, they were used for the purpose of an example.

       Comparable Rate Analysis of Smart Source(R) & the last word(R)
       --------------------------------------------------------------
         News America Marketing-In-Store, Smart Source(R) Cart Rates. Per store space rates (cost per store including per store production cost) for 1/12th (8.3%) of advertisers' ads on carts facing the shopper and 1/12th facing away from the shopper. Assuming that each store has 200 carts, they will have 17 carts that have an advertiser's ad facing the shopper and 17 that will be facing away from the shopper.

       Smart Source(R) Cart Rates
       --------------------------
       Tier I   National                                                  $47.83
       Tier II  Full market sales with 50% or more of store base          $62.83
       Tier III  Full market sales with less than 50% of store base       $66.83
       Tier IV  Chain Specific or less than full market                   $70.83

       Last Word Management, the last word(R) Cart Rates
       -------------------------------------------------
         The last word(R) is on 100% of the carts. The Cart Rate starts at $2.25 (including production costs) per 1,000 checkouts (CPM) and increases to $3.25. For the purpose of comparison the CPM rate has been converted to a per store rate using 60,000 checkouts as the average checkouts per month. The 8.3% percent column is the last word(R) rate (ad on all the carts) converted to a rate as if the last word(R) were on 8.3% of the carts (as in Smart Source).

         The last word(R), Cart Rates
         ----------------------------
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
    Source: News America & ActMedia, media information.

           Average cost per 1,000 projections for TV media 1995-96 30-second TV ad spot $12.00 with high end cost of over $20.00 for a primetime 30-second spot on ABC/CBS/NBC affiliates. Source: www.amic.com.

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

           Tooling and Manufacturing will be handled by Jack Burnett through his company, Tynex Consulting Ltd. Mr. Burnett has over 32 years of experience in all facets of injection molding and extrusion processes. His responsibilities will include, but not be limited to R&D, tooling and subcontracting out the manufacturing (by injection molding and extrusion processes) on a competitive bid basis. As of January 23, 2001 PPMC has had one test injection mold made and manufactured three thousand copies of the last word(R). The final tools for mass production will be two double sided molds, one for the front face of the last word(R) and one for the back face (the back face is attached to the baby seat section of a shopping cart and the front face snaps onto and off of the back face for ease of changing the advertisement inserts). The last word(R) will be warehoused at a distribution center where the first ad inserts will be inserted into the last word(R) prior to being sent to the installers. Again, due to the high cost of mold manufacturing, actual preparation to manufacture the last word(R) will be dependent on acquiring satisfactory financing.

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

    Six Months Ended December 31, 2000 compared to
    ----------------------------------------------
      Six Months Ended December 31, 1999
      ----------------------------------


      General and Administrative Expenses
      -----------------------------------

           General and administrative expenses decreased from $164,751 for the six months ended December 31, 1999 to $102,013 for the six months ended December 31, 2000. The Company attributes this decrease primarily to a decrease in consulting fees, telephone and advertising expense.

      Interest Expense
      ----------------

           Interest expense increased from $28,223 for the six months ended December 31, 1999 to $89,048 for the six months ended December 31, 2000. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's common stock.

    Three Months Ended December 31, 2000 compared to
    ------------------------------------------------
      Three Months Ended December 31, 1999
      ------------------------------------


      General and Administrative Expenses
      -----------------------------------

           General and administrative expenses decreased from $96,796 for the three months ended December 31, 1999 to $52,788 for the three months ended December 31, 2000. The Company attributes this decrease primarily to a decrease in consulting fees, telephone and advertising expense.

      Interest Expense
      ----------------

           Interest expense increased from $15,254 for the three months ended December 31, 1999 to $44,926 for the three months ended December 31, 2000. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's common stock.

PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K
                --------------------------------

      (a)  Exhibits:

            None

      (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 6, 2001

                                     PURCHASE POINT MEDIA CORPORATION

                                     By: /s/ Albert P. Folsom
                                         --------------------
                                     Albert P. Folsom
                                     President and Chief Executive Officer