Form 10KSB/A
period 2000-06-30
PURCHASE POINT MEDIA CORP
filed 2001-04-02
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR  15 (d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-25385

                        PURCHASE POINT MEDIA CORPORATION

                   - - - - - - - - - - - - - - - - - - - - - -
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-1853993
- - - - - - - - - - - - - - - - -                              -  -  - - - - - -
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

          1100 Melville Street, Suite 320, Vancouver, BC Canada V6E 4A6
                                 (888) 332-7774
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

         DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

Part I                                                                  Page
                                                                        ----

         Item 1.  Description of Business                                 1

         Item 2.  Description of Property                                 4

         Item 3.  Legal Proceedings                                       5

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        5

Part II

         Item 5.  Market for Registrant's Common Equity
                  And Related Stockholder Matters                         5

         Item 6.  Management's Discussion and Analysis
                  or Plan of Operations                                   7

         Item 7.  Financial Statements                                   14

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                   15

Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16 (a)
                  of the Exchange Act                                    15

         Item 10. Executive Compensation                                 18

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                  18

         Item 12. Certain Relationships and
                  Related Transactions                                   19

Part IV

         Item 13. Exhibits and Reports on Form 8-K                       19

         Signatures                                                      22
         Page F-1 follows Page 14

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

                                                                Price
                                                                -----
                                                          High          Low
                                                          ----          ---

Fiscal Year 2000
- ----------------

First Quarter Ended September 30                           2.80        .45
Second Quarter Ended December 31                            .80        .60
Third Quarter Ended March 31                                .35        .10
Fourth Quarter Ended June 30                                .50        .15

Fiscal Year 1999
- ----------------

First Quarter Ended September 30                           5.75       1.50
Second Quarter Ended December 31                           5.00       1.00
Third Quarter Ended March 31                               3.56       1.25
Fourth Quarter Ended June 30                               0.60       0.50

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

     On August 12, 1998, the Company entered into an agreement with Dorian Capital Corp. ("Dorian") pursuant to which Dorian subscribed for 500,000 units, each consisting of one share of Common Stock and one five-year warrant to purchase Common Stock at an exercise price of $7.00 per share, for a subscription price of $7.00 per unit. Dorian had a 90-day period to pay the subscription price, which period was extended for an additional 90 days. By the final expiration date, Dorian had purchased 41,143 units for approximately $288,000. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Dorian in that there was only one purchaser, which was an accredited investor.

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

     In order to become an operating company, PPMC will have to be successful in securing financing of seven and a half million dollars ($7,500,000). There are two reasons for this, one is that in order to attract national advertisers PPMC will have to have under contract grocery stores that have combined sales of five billion dollars or more. The other reason is that chain stores require that PPMC have sufficient capital to sustain an ongoing operation thus assuring performance. As of this time PPMC has not secured this financing nor can it be assured that PPMC will. Even though PPMC has limited capital and resources, management believes that because of the merits of the last word(R) they will be able to secure the required financing. Currently PPMC is pursuing two avenues of financing, one is by pre-selling ad space in the last word(R) and the other is private equity capital. Discussed below are some of the reasons that lead management to believe they will be successful and certain difficulties PPMC has incurred that may prevent or delay success.

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

          In Mid 1998, PPMC was introduced to ITG, LLC, an Oregon limited liability company (ITG). PPMC explained to ITG, it's product, business program which was to be operational in approximately 7,000 grocery stores over a three year period. ITG acted surprised about the signing up only 7,000 stores in three years. ITG said that they could sign up 27,000 stores within ninety days and that they had the infrastructure in place with over three thousand people that handle private label products within those stores that could easily handle the installation, maintenance and changing the ad inserts. Based in part on the preceding, on September 15, 1998, PPMC entered into an agreement with ITG.

    The essence of the agreement was that ITG, on behalf of PPMC, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts. Subsequently, ITG notified PPMC that they were changing their method of operations and that they had concerns about being able to fulfill their end of the agreement. A condition in the agreement for it to become effective, was for PPMC to make a first payment to ITG, PPMC notified ITG that PPMC was not going to make the said first payment to ITG. The President of ITG was most co-operative and mentioned another party that he believed could handle their end of the agreement. Representatives of Last Word Management met with this party, but no agreement was reached. On March 7, 2000 PPMC notified ITG the part of the contract with ITG to make it enforceable, which was for PPMC to make an initial payment and that PPMC was not going to make said payment to ITG. In March 2000, PPMC amended the contract with Last Work Management wherein the responsibilities that ITG had undertaken, were taken over by Last Word Management.

Specific comments and circumstances concerning PPMC's inability to successfully carry out its plan of operation in a timely manner as Articulated in the Companies SEC filings and News releases.

         As to, PPMC's plan to finance its operations by attempting to "pre-sell" ad spaces valued at $25 million. In 1998/99, in cooperation with Culver & Associates and Dal Brickenden, marketing tools were completed for the pre-selling of advertising. The theory here was to offer such a discount that the advertisers would not be able to refuse, also recognizing that the pre-sale may be a firm commitment with various conditions that would protect the advertiser while at the same time providing PPMC with a contract that would assist PPMC in both signing up stores and arranging financing. Such terms of a firm commitment would be negotiated at such time between the parties. Beginning in mid January of 1999 a sales effort was begun to pre-sell advertising. Over the course of the following three months it became evident that in order to sign up advertisers, regardless of a substantial discount, stores would have to be under contract first. Immediately the main focus was changed, the change being, to sign up chain stores. Marketing materials were prepared for specific chains and appointments were made with chain stores executives In Colorado, Arizona, California, Idaho, Utah and meetings were held with them. Key people with some of these chains liked our product very much however, as it turned out, our competitors who have contracts for advertisements on the front of their shopping carts, had modified their contracts to exclude all other advertising on the shopping carts. These same executives advised us of the expiry dates of their contracts and advised us to stay in touch with them. Another plan to finance the company was to secure capital from private and public sources. This plan essentially evaporated in February 2000 when the companies shares ceased to be traded on the "Over the counter Bulletin Board". Other plans are being worked on to provide capital for the company, however, like the plans made before, there can be no assurances that these plans will work either.

         On September 1, 1999, PPMC entered into a loan agreement with Vintage International Inc. ("Vintage"). Vintage agreed to advance PPMC up to $1,000,000. Vintage shall have the option to convert the balance of the loan to common shares of PPMC at $.50 per share. As of June 30, 2000 Vintage advanced PPMC $168,038 and the advances were converted into 336,076 shares of PPMC's common stock.

         One of the sources of capital for the company was Amtel Communications Inc., a major shareholder of the company. To date Amtel is owed over $900,000. Under the terms of the note with Amtel, the note which draws interest at the rate of six percent (6%)per annum is not due until the company is operational and has sufficient capital to pay the note. Due to a shortage of working capital the company has had to basically put all of the subcontractors on hold. An example, since January of 2000, Culver & Associates has not done any work for the company. Another key subcontractor is Last Word Management (LWM). LWM is going forward (as their capital permits) at their own expense to sign up stores. LWM is hopeful that they will be able to sign up a number of chain stores and in doing so it will help PPMC in arranging financing. At such time that PPMC is able to arrange financing if ever, PPMC will advance LWM $85,000 per month for six month under the terms of the contract that PPMC has with LWM. At that time LWM will start installing ad-holders on shopping carts and LWM will start a fast track program to have many stores and advertisers involved with PPMC.

         PPMC has removed from its web site the section containing projected earnings that was prepared by Corporate House. When PPMC receives financing and is operational such projections will be re-evaluated and updated. Due to circumstances described above, management no longer believes that those projections are valid.

         Over the next twelve months the company will continue its best efforts to sign up stores, obtain financing and will also look for a suitable joint venture partner.

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

         Subsequent Events.

     Since the cancellation of Investor Relations services from Orsay Group, on August 3, 2000, PPMC entered into an agreement with Mr. Barry Metcalf to field inquiries from Shareholders and prospective shareholders. His remuneration was established at $1,000 per month. Subsequent to this, his activities as PPMC's "Investor Relations" have been terminated as of January 31, 2000. This was done as a cost-reduction move. The Investor Relations role will be refilled at such time that PPMC back to active trading and finances permits this action.

Item 7.  Financial Statements

                                                                    Page
                                                                    ----
    1.  Financial Documents:

    Independent Auditors' Report                                  F-1 - F-2

    Balance Sheets, June 30, 2000 and 1999                           F-3

    Statements of Operations, Years Ended
     June 30, 2000,  1999 and 1998 and the
     Period June 28, 1996 (Date of Formation)
     Through June 30, 2000                                           F-4

    Statements of Stockholders' Equity
     (Deficiency) for the Period June 28,
     1996 (Date of Formation) through
     June 30, 2000                                                F-5 - F-6

    Statements of Cash Flows, Years
     Ended June 30, 2000,  1999 and 1998
     and the Period June 28, 1996
     (Date of Formation) through
     June 30, 2000                                                F-7 - F-8

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





WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

August 30, 2000

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                                                June 30,
                                                                             --------------
                                                                        2000                  1999
                                                                        ----                  ----

Current Assets:
  Cash                                                              $       436             $        97
                                                                    -----------             -----------

Equipment-net of accumulated depreciation
  of $1,550 and $312                                                      7,694                   2,810
                                                                    -----------             -----------

Other Assets:
  Patents and trademarks-net of accumulated
   amortization of $6,864 and $4,984                                     25,279                  27,159
  Prepaid expenses                                                       13,870                  18,487
                                                                    -----------             -----------
     Total other assets                                                  39,149                  45,646
                                                                    -----------             -----------

     TOTAL ASSETS                                                   $    47,279             $    48,553
                                                                    ===========             ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Note payable/shareholder                                          $    46,903             $    46,903
  Accounts payable and
   accrued expenses                                                     209,775                 163,014
  Due to officer/shareholder                                            128,142                  86,130
  Note payable to related party                                         532,412                 508,407
                                                                    -----------             -----------

     Total Current Liabilities                                          917,232                 804,454
                                                                    -----------             -----------

Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares;
   outstanding 2,000 shares, at
   redemption value                                                         170                     170
  Common stock, no par value -
   authorized 100,000,000 shares;
   outstanding 11,863,312 and
   11,409,518 shares                                                    546,200                 260,497
  Additional paid-in capital                                            106,842                  23,104
  Deficit accumulated during
   development stage                                                 (1,523,165)             (1,039,672)
                                                                    -----------             -----------

     Total Stockholders' Deficiency                                    (869,953)               (755,901)
                                                                    -----------             -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY                                           $    47,279             $    48,553
                                                                    ===========             ===========



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                           Period
                                                                                                        June 28, 1996
                                                                                                          (Date of
                                                                                                          Formation)
                                                        For the Years Ended June 30,                       through
                                                        ----------------------------                       June 30,
                                                 2000                1999                1998               2000
                                                ------              ------              ------             ------
Costs and Expenses:
  General and administrative
   expenses                                  $   341,523         $   416,772         $   110,389         $ 1,281,019
  Interest expense                               138,852              39,879              29,226             233,732
  Depreciation and amortization                    3,118               2,192               3,104               8,414
                                             -----------         -----------         -----------         -----------

Net loss                                     $   483,493         $   458,843         $   142,719         $ 1,523,165
                                             ===========         ===========         ===========         ===========

Loss per common share - basic
 and diluted                                 $       .04         $       .04         $       .01         $        --
                                             ===========         ===========         ===========         ===========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted              11,592,227          11,400,563          11,375,000                  --
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


                                                                             Common Stock
                                                                          -------------------  Additional   Retained
                                                Preferred     Par                      Stated    Paid-In    Earnings
                                                  Stock      Value        Shares       Value     Capital    (Deficit)       Total
                                                ---------    -----        ------       ------  ----------   ---------       -----

Balance, June 28,
 1996 (Date of
 Formation)                                         --      $    --           --      $    --      $--      $    --       $    --
Sale of common
 stock (at $.009 per
 share)                                             --           --      1,175,000       10,000     --           --          10,000
Four-for-one stock split                            --           --      3,525,000         --       --           --            --
Issuance of preferred
 stock for consulting
 services (valued at $.09 per
 share)                                            1,000           85         --           --       --           --              85
Issuance of preferred
 stock for transfer agent
 services (valued at
 $.09 per share)                                   1,000           85         --           --       --           --              85
Net loss, from June
 28, 1996 (Date of
 Formation) through
 June 30, 1996                                      --           --           --           --       --       (338,760)     (338,760)
                                               ---------    ---------    ---------    ---------    -----    ---------     ---------

Balance, June 30,
 1996                                              2,000          170    4,700,000       10,000     --       (338,760)     (328,590)



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2000 (Continued)


                                                                       Common Stock
                                                                   -------------------         Additional   Retained
                                         Preferred     Par                      Stated          Paid-In    Earnings
                                           Stock      Value        Shares       Value           Capital    (Deficit)        Total
                                         ---------    -----        ------       ------         ----------   ---------       -----


Recapitalization for
 effect of reverse
 acquisition                              --            --       6,675,000         8,500          --            --            8,500

Net loss, year ended
 June 30, 1997                            --            --            --            --            --         (99,350)       (99,350)
                                    ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance, June 30,
 1997                                    2,000           170    11,375,000        18,500          --        (438,110)      (419,440)

Net loss, year ended
 June 30, 1998                            --            --            --            --            --        (142,719)      (142,719)
                                    ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance, June 30,
 1998                                    2,000           170    11,375,000        18,500          --        (580,829)      (562,159)

Sale of common stock
 (at $7.00 per share)                     --            --          34,571       241,997          --            --          241,997

Issuance of warrants
 for loan financing
 (issued at $.67
 per share)                               --            --            --            --          23,104          --           23,104

Net loss, year ended
 June 30, 1999                            --            --            --            --            --        (458,843)      (458,843)
                                    ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance, June 30,
 1999                                    2,000           170    11,409,571       260,497        23,104    (1,039,672)      (755,901)



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2000 (Continued)




                                                                 Common Stock
                                                              -------------------        Additional   Retained
                                    Preferred     Par                      Stated          Paid-In    Earnings
                                      Stock      Value        Shares       Value           Capital    (Deficit)        Total
                                    ---------    -----        ------       ------         ----------   ---------       -----



Issuance of warrants
 for loan financing
 (issued at $ .08
 per share)                                                                                   83,738                      83,738

Sale of common stock
 (at $1.00 per share)                                         117,665       117,665                                      117,665

Sale of common stock
 (at $.50 per share)                                          336,076       168,038                                      168,038

Net loss, year ended
 June 30, 2000                        --          --             --            --              --          (483,493)    (483,493)
                                    -----      ------      ----------      --------        ---------    -----------    ---------

Balance, June 30,
 2000                                2000       $ 170      11,863,312      $546,200        $ 106,842    $(1,523,165)   $(869,953)
                                    =====      ======      ==========      ========        =========    ===========    =========





                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                                                       Period
                                                                                                                      June 28,
                                                                                                                     1996 (Date
                                                                                                                   of Formation)
                                                                   For the Years Ended June 30,                       through
                                                                   ----------------------------                       June 30,
                                                               2000              1999               1998               2000
                                                             --------          --------           --------            ------
Cash flows from operating
  activities:
  Net (loss)                                              $  (483,493)       $  (458,843)       $  (142,719)       $(1,523,165)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
   Depreciation and
    amortization                                                3,118              2,192              3,104              8,414
   Forgiveness of debt
    from related party                                           --                 --              (25,000)           (25,000)
   Non - cash compensation                                       --               11,305             13,695             25,000
   Non - cash interest expense                                 88,355              4,617               --               92,972
Changes in operating assets and liabilities:
  (Increase) decrease in
   other assets                                                  --                 (600)            10,000             (5,143)
Increase in accounts
   payable and accrued
   expenses                                                    46,761             81,327             13,071            209,775
                                                          -----------        -----------        -----------        -----------
  Net Cash (Used in)
   Operating Activities                                      (345,259)          (360,002)          (127,849)        (1,216,977)
                                                          -----------        -----------        -----------        -----------

Cash flows from investing activities:

  Purchase  of equipment                                       (6,122)            (3,122)              --               (9,244)
                                                          -----------        -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from related party                                  93,089            308,377            126,499            823,558
  Proceeds from related party
   note payable                                                  --               46,903               --               46,903
  Payments to related party                                   (69,084)          (240,562)              --             (309,646)
  Proceeds from officer/
   stockholder                                                131,033             44,957              1,210            263,534
  Payments to officer/
   stockholder                                                (89,021)           (38,451)              --             (135,392)
  Proceeds from sale of
   common stock                                               285,703            241,997               --              537,700
                                                          -----------        -----------        -----------        -----------
     Net Cash Provided by
      Financing Activities                                    351,720            363,221            127,709          1,226,657
                                                          -----------        -----------        -----------        -----------


                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (Continued)



                                                                                                            Period
                                                                                                           June 28,
                                                                                                          1996 (Date
                                                                                                         of Formation)
                                                            For the Years Ended June 30,                    through
                                                            ----------------------------                    June 30,
                                                   2000               1999                1998               2000
                                                 -------            --------            --------            -------

Net increase (decrease)
 in cash                                             339                 97                (140)                436

Cash - beginning of period                            97               --                   140                 --
                                                 -------            -------             -------             -------

Cash - end of period                             $   436            $    97             $  --               $   436
                                                 =======            =======             =======             =======

Supplementary Information:
  Cash paid during the year
   for:
     Interest                                    $ 4,321            $   774             $   259             $ 5,354
                                                 =======            =======             =======             =======
     Income taxes                                $   --             $  --               $  --               $  --
                                                 =======            =======             =======             =======

Non-cash investing activities:
  Acquisition of business:

      Fair value of assets
       acquired                                                                                             $ 8,500
                                                                                                            =======

  Forgiveness of related
   party loan                                                                           $25,000             $25,000
                                                                                        =======             =======

  Issuance of warrants in
   connection with sale of
   common stock                                  $83,738            $23,104             $   --              $77,674
                                                 =======            =======             =======             =======



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

3.       DEBT

                                                                 June 30,
                                                               ------------
                                                              2000        1999
                                                            --------    --------
         Short-term debt:

         Demand note from Dorian Capital Corp ,
          interest at 12%                                   $ 46,903    $ 46,903
                                                            ========    ========

         Interest expense on the note was $5,628, $1,421 and $-0- for the years ended June 30, 2000, 1999 and 1998, respectively, and $7,049 for the period June 28, 1996 (Date of Formation) through June 30, 2000. All interest has been accrued.

         On September 1, 1999, PPMC entered into a loan agreement with Vintage International, Inc. ("Vintage"). Vintage agrees to advance funds as required up to but not exceeding $1,000,000, interest at 10% per annum, unless mutually agreed by the parties involved. Vintage shall the option to convert the balance of the loan wholly or partly, at any time, at no additional cost, to common shares at a price of $.50 per share. The agreement is in effect until February 28, 2001. See Note 7.

4.       INCOME TAXES

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

5.       NOTE PAYABLE TO RELATED PARTY TRANSACTIONS (Continued)

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

      Information regarding the Company's Warrants for June 30, 2000 and 1999 is as follows:


                                                                         June 30,
                                                                         --------
                                                         2000                            1999
                                                         ----                            ----
                                                                 Weighted-                        Weighted
                                                                  Average                         Average
                                                                 Exercise                         Exercise
                                              Shares               Price          Shares           Price
                                             --------            --------        --------         --------
         Warrants outstanding
          beginning of year                    34,571             $ 7.00             --            $  --
         Warrants exercised                      --                  --              --               --
         Warrants granted                   1,000,000                .75           34,571            7.00
                                            ---------              -------        -------          ------
         Warrants outstanding
          end of year                       1,034,571             $   .96          34,571          $ 7.00
                                            =========              ======         =======          ======
         Warrant price range
          at end of year                            $0.50 - $7.00                          $ 7.00
         Warrant price range
          for exercised shares                         $  --                               $  --
         Weighted-average fair
          value of warrants
          granted during the year                      $ .58                               $  .67



         The following table summarizes information about fixed-price stock warrants outstanding at June 30, 2000:


                                             Weighted-
                                               Average               Weighted        Number              Weighted
 Range of           Number Out-              Remaining                Average      Exercisable           Average
 Exercise           standing at             Contractual              Exercise           at               Exercise
 Price             June 30, 2000               Life                   Price       June 30, 2000          Price
 -----             -------------               ----                   -----       -------------          -----

$ .50                   500,000           4 years, 3 months           $0.50           500,000             $0.50
                     ==========                                                      ========
$1.00                   500,000           4 years, 2 months           $1.00           500,000             $1.00
                     ==========                                                      ========
$7.00                    34,571               6 years                 $7.00            34,571             $7.00
                     ==========                                                      ========



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

         Sales Agreements -

         a.) On September 15, 1998, the Company entered into an agreement with International Trade Group, LLC ("ITG"), an Oregon limited liability company. The agreement states that ITG, on behalf of the Company, would rent space on shopping carts from grocery stores, install and maintain the last word(R) and change the ad inserts. Subsequently, ITG notified the Company that they were changing their method of operations and they had concern about being able to fulfill their obligations under the agreement. A condition in the agreement for it to become effective, was for the Company to make a first payment to ITG. Subsequently, the Company notified ITG on March 7, 2000 that it was not going to make the initial payment to ITG and the contract would be null and void. The payment terms for the $510,000 of retainer fees due ITG under the agreement are not in default and PPMC has had no actual or contingent liabilities remaining with respect to this agreement. All other financial terms of the contract would also be terminated.

         b.) On April 29, 1997 the Company contracted with Roger Jung, a shareholder of the Company, who was doing business as Last Word Management ("LWM"), to be in charge of ad sales for the Company. In March 2000, the contract was amended to make LWM the primary contractor handling operations of the Company after the termination of the contract with ITG. LWM's operating responsibilities included ad sales, renting space on shopping carts, purchasing the last word(R), ad changes and maintenance. PPMC will advance LWM a retainer of $85,000 per month for the first six months of operations known as Phase One. The $85,000 will be retroactive to the time that 1,200 stores are signed up, following the execution of this agreement or receipt of advertising revenues. Under the terms of the contract with LWM, LWM receives 50% of the gross revenue collected from advertisers, to cover the cost of the last word(R), operating costs and their profit.


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

9.       Subsequent Event

         On August 3, 2000, PPMC and Barry Metcalf reached an agreement to provide PPMC with Investor Relations Services for $1,000 per month, commencing August 6, 2000.


         As of that date, a verbal agreement with Orsay Group and Jon Braniard for Investor Relations Services was cancelled by mutual agreement and no actual or contingent liabilities are remaining to this agreement.

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

                           Summary Compensation Table

                                                                      Long-Term
                                        Annual Compensation         Compensation
                                        -------------------         ------------
Name and Principal Position             Year        Salary    Bonus    Other
- ---------------------------             ----        ------    -----    -----

Albert P. Folsom                        2000        $72,000     0        0
President and Chief Executive Officer   1999        $72,000     0        0
                                        1998        $72,000     0        0

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

                                                                 Common Stock
Name and Address                    Percentage of ownership   Beneficially Owned
- ----------------                    -----------------------   ------------------

Jay Walker                                0.42%                     50,000
Albert P. Folsom                         28.13%                  3,337,500(1,2)
Amtel Communications Inc.                28.13%                  3,337,500(3)
                                         ------
All officers and directors as a
  group (4 persons)                      28.55%                  3,387,500(2,4)
                                         ------                  --------------

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

Item 13.  Exhibits and Reports on Form 8-K

    (a)   The  following  financial   statements  and  supplementary   financial
          information are filed as part of this Annual Report on Form 10-KSB:

                                                                  Page
                                                                  ----

    1.   Financial Documents:

    Independent Auditors' Report                               F-1 - F-2

    Balance Sheets, June 30, 2000 and 1999                           F-3

    Statements of Operations, Years Ended
     June 30, 2000,  1999 and 1998 and the
     Period June 28, 1996 (Date of Formation)
     Through June 30, 2000                                           F-4

    Statements of Stockholders'
     Deficiency for the Period June 28,
     1996 (Date of Formation) through
     June 30, 2000                                             F-5 - F-6

    Statements of Cash Flows, Years
     Ended June 30, 2000,  1999 and 1998 and the
     Period June 28, 1996 (Date of Formation) through
     June 30, 2000                                             F-7 - F-8

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


Dated:  March 29, 2001


                                     PURCHASE POINT MEDIA CORPORATION

                                     By:  /s/ Albert P. Folsom
                                        ----------------------------------------
                                        Albert P. Folsom
                                        President and Chief Executive Officer

                                        /s/ Roger Jung
                                        ----------------------------------------
                                        Roger Jung
                                        Acting Chief Financial Officer

/s/ Albert P. Folsom
- ---------------------
    Albert P. Folsom
    President, Chief Executive Officer and Director

/s/ Jay Walker
- --------------
    Jay Walker
    Director