Form 10QSB
period 2001-03-31
PURCHASE POINT MEDIA CORP
filed 2001-05-15
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

      At May 10, 2001 there were 11,960,450 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
                                      -----
                                                                       Page
                                                                       ----

Part I.  Financial Information                                           1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                   2001 (unaudited) and June 30, 2000                    2

                  Statements of Operations for the
                   Nine and Three Months Ended March 31,
                   2001 and 2000 (unaudited) and
                   the Period June 28, 1996 (Date of
                   Formation) through March 31, 2001                     3

                  Statements of Cash Flows for the Nine
                   Months Ended March 31, 2001 and
                   2000 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   March 31, 2001                                      4 - 5

                  Notes to Financial Statements (unaudited)            6 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                               8 - 12

Part II. Other Information

  Item 6.         Exhibits and Reports on Form 8-K                      13

Signatures                                                              14

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

                  The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                         March 31,           June 30,
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                        (Unaudited)
                                                       ASSETS

Current Assets:
 Cash                                                                                   $       327         $       436
                                                                                        -----------         -----------

Equipment-net of accumulated depreciation
 of $3,317 and $1,550                                                                         7,996               7,694
                                                                                        -----------         -----------

Other Assets:
 Patents and trademarks-net of accumulated
  amortization of $8,274 and $6,864                                                          23,269              25,279
 Prepaid expenses                                                                            11,008              13,870
                                                                                        -----------         -----------
  Total Other Assets                                                                         34,277              39,149
                                                                                        -----------         -----------

   TOTAL ASSETS                                                                         $    42,600         $    47,279
                                                                                        ===========         ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Note payable/shareholder                                                               $    46,903         $    46,903
 Accounts  payable and accrued expenses                                                     210,386             209,775
 Due to officer/shareholder                                                                 155,414             128,142
 Note payable to related party                                                              374,285             532,412
 Due to related party                                                                       221,581                  --
                                                                                        -----------         -----------
  Total Current Liabilities                                                               1,008,569             917,232
                                                                                        -----------         -----------

Stockholders' Deficiency:
 Preferred stock; no par value-authorized
  50,000,000 shares; outstanding 2,000
  shares, at redemption value                                                                   170                 170
 Common stock, no par value-authorized
  100,000,000 shares; outstanding 11,960,450
  and 11,863,312 shares                                                                     643,338             546,200
 Additional paid-in capital                                                                 194,343             106,842
 Deficit accumulated during development stage                                            (1,803,820)         (1,523,165)
                                                                                        -----------         -----------
  Total Stockholders' Deficiency                                                           (965,969)           (869,953)
                                                                                        -----------         -----------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIENCY                                                            $    42,600         $    47,279
                                                                                        ===========         ===========



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                                                 Period
                                                      Nine Months Ended             Three Months Ended        June 28, 1996
                                                           March 31,                     March 31,         (Date of Formation)
                                                  --------------------------------------------------------      through
                                                      2001           2000           2001           2000      March 31, 2001
                                                  -----------    -----------    -----------    -----------   --------------
                                                          (Unaudited)                  (Unaudited)

Costs and Expenses:
      General and administrative expenses         $   145,607    $   268,083    $    43,593    $   103,292    $ 1,426,626
      Interest expense                                131,871         99,520         42,823         71,297        365,603
      Depreciation and amortization                     3,177          2,046          1,059            767         11,591
                                                  -----------    -----------    -----------    -----------    -----------

Net loss                                          $   280,655    $   369,649    $    87,475    $   175,356    $ 1,803,820
                                                  ===========    ===========    ===========    ===========    ===========

Loss per common share-basic and diluted           $      0.02    $      0.03    $      0.01    $      0.02    $        --
                                                  ===========    ===========    ===========    ===========    ===========

Weighted average number of common shares and
      equivalents outstanding-basic and
      diluted                                      11,666,858     11,597,559     11,939,951     11,597,559             --
                                                  ===========    ===========    ===========    ===========    ===========


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                      Period
                                                                                Nine Months Ended                 June 28, 1996
                                                                                     March 31,                 (Date of Formation)
                                                                       ------------------------------------          through
                                                                           2001                     2000          March 31, 2001
                                                                       ------------             -----------       --------------
                                                                                    (Unaudited)
Cash flows from operating activities:
 Net (loss)                                                             $  (280,655)            $  (369,649)        $(1,803,820)
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
   Depreciation and amortization                                              3,177                   2,046              11,591
   Forgiveness of debt from related
    parties                                                                      --                      --             (25,000)
   Non-cash compensation                                                         --                   3,462              25,000
   Non-cash interest expense                                                 90,963                  54,570             184,105
 Changes in operating assets and
  liabilities:
   (Increase) in other assets                                                    --                  (1,500)             (5,143)
   (Decrease) increase in accounts
    payable and accrued expenses                                                611                  24,623             210,386
                                                                        -----------             -----------         -----------

      Net Cash (Used in) Operating
      Activities                                                           (185,904)               (286,448)         (1,402,881)
                                                                        -----------             -----------         -----------

Cash flows from investing activities:
 Purchase of equipment                                                       (2,069)                 (2,791)            (11,314)
                                                                        -----------             -----------         -----------

Cash flows from financing activities:
 Proceeds from related party                                                255,679                  72,480           1,079,241
 Proceeds from note                                                              --                      --              46,903
 Proceeds from officer/stockholder                                           81,000                 104,533             344,534
 Payments to officer/stockholder                                            (53,728)                (62,023)           (189,120)
 Payments to related parties                                               (192,225)                (63,485)           (501,874)
 Proceeds from sale of common stock                                          97,138                 237,637             634,838
                                                                        -----------             -----------         -----------

   Net Cash Provided by Financing
    Activities                                                              187,864                 289,142           1,414,522
                                                                        -----------             -----------         -----------



                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                               Period
                                                                                Nine Months Ended           June 28, 1996
                                                                                    March 31,             (Date of Formation)
                                                                         ------------------------------         through
                                                                            2001                 2000        March 31, 2001
                                                                         ----------         -----------      --------------
                                                                                  (Unaudited)

Net increase (decrease) in cash                                                (109)                (97)             327

Cash - beginning of period                                                      436                  97               --
                                                                         ----------         -----------         --------

Cash - end of period                                                     $      327         $        --         $    327
                                                                         ==========         ===========         ========

Supplementary Information:
         Cash paid during the year for:
                   Interest                                              $    1,040         $     3,904         $  6,845
                                                                         ==========         ===========         ========
                   Income taxes                                          $       --         $        --         $     --
                                                                         ==========         ===========         ========

         Non-cash investing activities:
                   Acquisition of business:

                   Fair value of assets acquired                         $       --         $        --         $  8,500
                                                                         ==========         ===========         ========

         Forgiveness of related party loan                               $       --         $        --         $ 25,000
                                                                         ==========         ===========         ========

         Issuance of warrants in connection
                   with the sale of common stock                         $       --         $    54,570         $165,777
                                                                         ==========         ===========         ========


                       See notes to financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

        The balance sheet as of March 31, 2001, and the statements of operations and cash flows for the nine months ended March 31, 2001 and 2000 have been prepared by Purchase Point Media Corporation ("PPMC" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for June 30, 2000 was derived from audited financial statements.

2.  BASIS OF PRESENTATION

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's primary planned activities are the development and marketing needed to create, produce and sell advertising space to national advertisers to be displayed on grocery cart displays. At March 31,2001, operations had not yet commenced and no revenue has been derived; accordingly, the Company is considered a development stage enterprise. There is no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

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

3.  LOSS PER SHARE

        Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. During the nine months ended March 31, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.  SALE OF COMMON STOCK AND COMMON STOCK WARRANTS

    A) On September 1, 1999 the Company entered into an agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $.50 per share expiring August 31, 2004. Vintage shall have 180 days from the date above to provide the Company with the proceeds of the subscription funds unless extended an additional 180 days by the Company. On September 1, 2000 the Company extended the agreement to February 28, 2001. As of March 31, 2001 the Company received $168,038 and issued Vintage 336,076 shares of the Company's common stock.

    B) On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $1.00 per share expiring January 31, 2005. Quadrant had 180 days from the date above to provide the Company with the proceeds of the subscription funds, which was extended an additional 180 days by the Company. As of March 31, 2001 the Company received $188,717 and issued Quadrant 188,717 shares of the Company's common stock.

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company valued the warrants issued to non-employees based on the fair value at the grant dates consistent with the provisions of SFAS No. 123. The Company will expense the value of the warrants over five years. For the nine months ended March 31, 2001 and the period June 28, 1996 (Date of Formation) through March 31, 2001 the Company expensed interest charges to operations in the amount of $87,503 and $180,475, respectively.

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

Results of Operations
---------------------

        The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                        % Increase (Decrease) from Prior Period
                                        ----------------------------------------
                                         Nine Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2001
                                        compared with 2000    compared with 2000
                                        ------------------    ------------------
    General and administrative
     expense                                 (84.11)%              (136.95)%
    Interest expense                          24.53 %               (66.49)%
    Net (loss)                               (31.71)%              (100.47)%

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

    Nine Months Ended March 31, 2001 compared to
    --------------------------------------------
      Nine Months Ended March 31, 2000
      --------------------------------

      General and Administrative Expenses
      -----------------------------------

        General and administrative expenses decreased from $268,083 for the nine months ended March 31, 2000 to $145,607 for the nine months ended March 31, 2001. The Company attributes this decrease primarily to a decrease in consulting fees, telephone and advertising expense.

      Interest Expense
      ----------------

        Interest expense increased from $99,520 for the nine months ended March 31, 2000 to $131,871 for the nine months ended March 31, 2001. The Company attributes the increase primarily to the increase in borrowings by the Company to meet overhead expenses and the valuation of common stock warrants in connection with the sale of the Company's common stock.

    Three Months Ended March 31, 2001 compared to
    ---------------------------------------------
      Three Months Ended March 31, 2000
      ---------------------------------

      General and Administrative Expenses
      -----------------------------------

        General and administrative expenses decreased from $103,292 for the three months ended March 31, 2000 to $43,593 for the three months ended March 31, 2001. The Company attributes this decrease primarily to a decrease in consulting fees, telephone and advertising expense.

      Interest Expense
      ----------------

        Interest expense decreased from $71,297 for the three months ended March 31, 2000 to $42,823 for the three months ended March 31, 2001. The Company attributes the decrease primarily to the decrease in borrowings by the Company to meet overhead expenses.

PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K
                --------------------------------

      (a)  Exhibits:

            None

      (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2001

                                           PURCHASE POINT MEDIA CORPORATION

                                           By: /s/ Albert P. Folsom
                                               --------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer