Form 10QSB/A
period 2001-03-31
PURCHASE POINT MEDIA CORP
filed 2001-05-15
CIK 1001065

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

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
                                      -----
                                                                       Page
                                                                       ----

Part I.  Financial Information                                           1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31,
                   2001 (unaudited) and June 30, 2000                    2

                  Statements of Operations for the
                   Nine and Three Months Ended March 31,
                   2001 and 2000 (unaudited) and
                   the Period June 28, 1996 (Date of
                   Formation) through March 31, 2001                     3

                  Statements of Cash Flows for the Nine
                   Months Ended March 31, 2001 and
                   2000 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   March 31, 2001                                      4 - 5

                  Notes to Financial Statements (unaudited)            6 - 7

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                               8 - 12

Part II. Other Information


  Item 5.         Other Information                                     13


  Item 6.         Exhibits and Reports on Form 8-K                      13

Signatures                                                              14

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


    B) On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one redeemable common stock purchase warrant. The warrant is exercisable at $1.00 per share expiring January 31, 2005. Quadrant had 180 days from the date above to provide the Company with the proceeds of the subscription funds. Any funds received from Quadrant after the expiration date would be classified as a demand loan. The Company received $188,717 through July 30, 2000 and issued Quadrant 188,717 shares of the Company's common stock. Subsequent to the expiration date and through March 31, 2001 the Company received $221,581 from Quadrant, which the Company has classified as a current liability at March 31, 2001 .


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


        Marketing will be handled by Chris Culver of Culver and Associates, an advertising and marketing company. They had Actmedia's (PPMC's competitor) account when Actmedia was bought out by News Corp. Culver and Associates' responsibilities will include putting together media kits (for ad agencies, packaged foods industry and grocery stores) and advertising PPMC's advantages in the trade journals that reach the packaged foods industry, ad agencies and grocery retailers. Culver & Associates was active at the outset of PPMC's program, but PPMC quickly realized it was premature to commence that phase of the program due to costs. This company will be brought on line actively upon successfully securing financing.


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


        Administration will be handled in house. On a temporary basis these duties are being handled by Roger Jung. Mr. Jung obtained his Master in Business Administration and has been actively involved in the business world for over thirty years. In May 2001, Mr. Jung resigned his position and a replacement is being sought.


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

PART II.  OTHER INFORMATION


      Item 5.   Other Information
                -----------------

      During May 2001, Mr Roger Jung resigned his position of handling the Company's administration. A replacement is being sought.


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


Dated:  May 15, 2001


                                           PURCHASE POINT MEDIA CORPORATION

                                           By: /s/ Albert P. Folsom
                                               --------------------
                                           Albert P. Folsom
                                           President and Chief Executive Officer