Form 10KSB
period 2004-07-30
PURCHASE POINT MEDIA CORP
filed 2004-09-27
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-25385

                        PURCHASE POINT MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                                41-1853993
 ------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

          1100 Melville Street, Suite 320, Vancouver, BC Canada V6E 4A6
          -------------------------------------------------------------
                                 (888) 332-7774 (Address and telephone number,
             including area code, of
                    registrant's principal executive office)

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

                                 YES |_| NO |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Aggregate market value of voting stock held by non-affiliates as of September 20, 2004 was approximately $2,967,684 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day),

      Number of shares of Common Stock outstanding as of September 20, 2004:
19,679,840.

      DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE:

The accompanying Annual Report on Form 10-KSB is the first annual report filed by the Registrant since September 30, 2001. This Annual Report includes the audited financial statements for the fiscal years ended June 30, 2004, 2003 and 2002 and unaudited summary quarterly financial information for which quarterly reports on Form 10-QSB during those fiscal years were not filed.

-------------------------------------------------------------------------------

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
Part I                                                                    Page
                                                                          ----

         Item 1.  Description of Business                                   1

         Item 2.  Description of Property                                   4

         Item 3.  Legal Proceedings                                         5

         Item 4.  Submission of Matters to a Vote of
                           Security Holders                                 5

Part II

         Item 5.  Market for Registrant's Common Equity
                           And Related Stockholder Matters                  5

         Item 6.  Management's Discussion and Analysis
                           or Plan of Operations                            8

         Item 7.  Financial Statements                                     13

         Item 8.  Changes in and Disagreements with
                          Accountants on Accounting and
                           Financial Disclosure                            14

         Item 8a. Controls and Procedures                                  14

Part III

         Item 9.  Directors and Executive Officers;
                         Promoters and Control Persons;
                           Compliance with Section 16 (a)
                           of the Exchange Act                             14

         Item 10. Executive Compensation                                   18

         Item 11. Security Ownership of Certain Beneficial
                           Owners and Management                           18

         Item 12. Certain Relationships and
                           Related Transactions                            19
Part IV

         Item 13. Exhibits and Reports on Form 8-K                         20

         Signatures                                                        23
         Page F-1 follows Page 13

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

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Management's Discussion and Analysis or Plan of Operations - Other Matters." 1

Marketing, Sales and Operations

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

Production and Manufacturing

      The early stage manufacturing of the last word(R) has been undertaken by Lesair, Inc. in San Diego, California. The manufacturer of the final production runs has not been determined. Competitive bids are being tendered at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock trades on the OTC Pink Sheets Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of June 30, 2004, the Company had approximately 110 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

                                                     Price
                                                     High            Low
Fiscal Year 2004
----------------
First Quarter Ended September 30                    $0.15          $0.02
Second Quarter Ended December 31                     0.28           0.05
Third Quarter Ended March 31                         0.28           0.14
Fourth Quarter Ended June 30                         0.64           0.15

Fiscal Year 2003
----------------
First Quarter Ended September 30                    $0.13          $0.05
Second Quarter Ended December 31                     0.10           0.02
Third Quarter Ended March 31                         0.05           0.02
Fourth Quarter Ended June 30                         0.04           0.02

Fiscal Year 2002
----------------
First Quarter Ended September 30                    $0.02          $0.02
Second Quarter Ended December 31                     0.02           0.02
Third Quarter Ended March 31                         0.35           0.02
Fourth Quarter Ended June 30                         0.52           0.12

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

      On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's Common Stock, each unit consisting of (1,000) one thousand shares of Common Stock at $1.00 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand common stock purchase warrants. The warrants are exercisable at $1.00 per share and expire January 31, 2005. From February 1, 2000 through January 31, 2001, the Company received $214,803 and issued Quadrent 214,803 shares of Company's common stock. As of January 31, 2001 the agreement expired and no further funds were received. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Quadrant in that there was only one purchaser, which was an accredited investor.

                           Title and                           Principal      Total Offering Price
        Date                Amount            Purchasers      Underwriter    /Underwriting Discounts
        ----                ------            ----------      -----------    -----------------------
   January, 2002        200,000 shares     Private Investor       NA            $.05 per share/NA
                        of common stock

   February, 2002      100,000 shares of   Private Investor       NA            $.05 per share/NA
                         common stock

    March, 2002         200,000 shares     Private Investor       NA            $.05 per share/NA
                        of common stock

    March, 2002        1,113,490 shares    Private Investor       NA            $.05 per share/NA
                        of common stock

    August, 2002        200,000 shares     Private Investor       NA            $.06 per share/NA
                        of common stock

    August, 2002       100,000 shares of   Private Investor       NA            $.06 per share/NA
                         common stock

   December, 2002      100,000 shares of   Private Investor       NA            $.10 per share/NA
                         common stock

    March, 2003        50,000 shares of    Private Investor       NA            $.05 per share/NA
                         common stock

    April, 2003        100,000 shares of   Private Investor       NA            $.05 per share/NA
                         common stock

     June, 2003        50,000 shares of    Private Investor       NA            $.05 per share/NA
                         common stock

     July, 2003        60,000 shares of    Private Investor       NA            $.05 per share/NA
                         common stock

     July, 2003        1,000,000 shares    Private Investor       NA            $.05 per share/NA
                        of common stock

     June, 2004        300,000 shares of   Private Investor       NA            $.05 per share/NA
                         common stock

      Item 6. Management's Discussion and Analysis or Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

      Overview

Purchase Point Media Corp. (PPMC) has come to the conclusion that it would be better off to sell its point of purchase (POP) advertising program. PPMC's program consists of a patented advertisement display that is named, "the last word(R)". The last word(R) is a powerful point of purchase (POP) advertising tool for grocery cart advertising that will assist packaged foods companies in selling more of their products, it is far superior to all other forms of POP advertising. In addition to the patent, PPMC has developed a marketing and sales material to implement a national roll out of the last word(R).

PPMC has identified a number of media companies that could complement their media mix by having PPMC's POP advertising program along with several packaged foods companies which have icon products which may have an interest in PPMC's asset.

One media company recognizing the value of having a complete line of media for their clients is News Corp. In 1997 News Corp. purchased Heritage Media Corp. The primary asset of Heritage was Actmedia a POP media company that developed grocery cart advertising. Actmedia is the primary competitor of PPMC.

The reason for certain media companies is that most do not have POP advertising in their Media Mix to compete with News Corp. The reason for packaged foods companies which have icon products is that they also have good relations with grocery chains, which will allow them the ability to quickly contract with chain stores. They also have their own products to fill the space in "the last word(R)".

Should PPMC be successful in selling its POP advertising program and patents, PPMC will look for other assets to acquire.

Quarterly and Annual Financial Statements:

The Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. 8

We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Results of Operations Years ended June 30, 2004, 2003 and 2002

The net loss increased from approximately $92,100 for the year ended June 30, 2003 to approximately $223,500 for the year ended June 30, 2004. The items of significant increase (or decrease) in the year ended June 30, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $28,900 in 2003 to approximately $161,800 for the year ended June 30, 2004 due primarily to an increase in marketing expenses in 2004.

The net loss decreased from approximately $500,200 for the year ended June 30, 2002 to approximately $92,200 for the year ended June 30, 2003. The items of significant increase (or decrease) in the year ended June 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expenses from approximately $80,800 in 2003 to approximately $28,900 in 2003 primarily due to a decrease in professional fees in 2003. During 2002, the Company incurred a bad debt expense of approximately $354,400 in connection with the settlement with Starbright, which impacted the net loss.

Quarters Ended September 2001 through March 31, 2004

The net losses for the quarters ended September 30, 2001 through March 31, 2004 remained relatively constant. During the quarter ended March 31, 2002 and June 30, 2002 the Company incurred bad debt expenses of approximately $298,000 and $56,500, respectively, in connection with the settlement with Starbright. General and administrative expenses during the quarters ended during the 2003 fiscal year decreased due to a lack of activity in the Company's operations and its failure to file timely reports with the Securities and Exchange Commission which reduced the Company's professional fees. General and administrative expenses increased during the quarterly periods of the Company's 2004 fiscal year due primarily to increases in marketing expenses as promotional activities commenced within the organization.

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

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At June 30, 2004 we had a working capital deficit of $1,250,000 as compared with a working capital deficit of $1,126,000 at June 30, 2003. The increase in our working capital deficit is a result of the net loss incurred during the year ended June 30, 2004. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OTHER MATTERS ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending March 31, 2004. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2004.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2002, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results or operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management believes adopting this statement will not have a material effect on the statement of operations or financial position.

Item 7.  Financial Statements                                          Page
                                                                       ----
1. Financial Documents:

    Independent Auditors' Report                                        F-1

    Balance Sheets, June 30, 2004                                       F-2

    Statements of Operations, Years Ended June 30, 2004 and 2003
     and the Period June 28, 1996 (Date of Formation) Through June
     30, 2004                                                           F-3

    Statements of Stockholders' Equity (Deficiency) for the Period
     June 28, 1996 (Date of Formation) through June 30, 2004         F-4 - F-5

    Statements of Cash Flows, Years Ended June 30, 2004 and 2003
     and the Period June 28, 1996 (Date of Formation) through June
     30, 2004                                                           F-6

    Notes to Financial Statements                                    F-7 - F-12

    Independent Auditors' Report                                        F-13

    Balance Sheets, June 30, 2003                                       F-14

    Statements of Operations, Years Ended June 30, 2003 and 2002
     and the Period June 28, 1996 (Date of Formation) Through June
     30, 2003                                                           F-15

    Statements of Stockholders' Equity (Deficiency) for the Period
     June 28, 1996 (Date of Formation) through June 30, 2003         F-16 - F-17

    Statements of Cash Flows, Years Ended June 30, 2003 and 2002
     and the Period June 28, 1996 (Date of Formation) through June
     30, 2003                                                           F-18

    Notes to Financial Statements                                    F-19 - F-22

    Independent Auditors' Report                                        F-23

    Balance Sheets, June 30, 2002                                       F-24

    Statements of Operations, Years Ended June 30, 2002 and 2001
     and the Period June 28, 1996 (Date of Formation) Through June
     30, 2002                                                           F-25

    Statements of Stockholders' Equity (Deficiency) for the Period
     June 28, 1996 (Date of Formation) through June 30, 2002            F-26

    Statements of Cash Flows, Years Ended June 30, 2002 and 2001
     and the Period June 28, 1996 (Date of Formation) through June
     30, 2002                                                           F-27

    Notes to Financial Statements                                    F-28 - F-31

MADSEN & ASSOCIATES, CPA'S INC.
-------------------------------                        684 East Vine St, Suite 3
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Murray, Utah 84107
                                                          Telephone 801 268-2632
                                                                Fax 801-262-3978



Board of Directors
Purchase Point Media Corporation
West Vancouver B.C. Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Purchase Point Media Corporation (development stage company) at June 30, 2004 and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003 and the period June 28, 1996 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2004 and the results of operations, and cash flows for the years ended June 30, 2004 and 2003 and the period June 28, 1996 to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
September 24, 2004

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004

================================================================================

ASSETS
CURRENT ASSETS
   Cash                                                             $    26,859
                                                                    -----------
       Total Current Assets                                              26,859
                                                                    -----------

PROPERTY AND EQUIPMENT - net of depreciation                              1,623
                                                                    -----------

OTHER ASSETS
   Patents - net of amortization                                         17,158
   Other assets                                                             600
                                                                    -----------
                                                                         17,758
                                                                    $    46,240
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Notes payable - related parties                                     815,708
    Accrued interest payable - related parties                          261,932
    Accounts payable - related party                                     72,000
    Accounts payable                                                    126,985
                                                                    -----------
        Total Current Liabilities                                     1,276,625
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
     Preferred Stock
       50,000,000 shares authorized at no par value;
       2,000 shares issued and outstanding at redemption value              170
     Common stock
       100,000,000 shares authorized at no par value;
       19,678,940 shares issued and outstanding                       1,262,983
     Additional paid in capital                                         128,128
       Deficit accumulated during the development stage              (2,621,666)
                                                                    -----------
       Total  Stockholders' Deficiency                               (1,230,385)
                                                                    -----------
                                                                    $    46,240
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2004 AND 2003 AND THE
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2004

================================================================================

                                                    JUN 30,        JUN 30,     JUN 28, 1996
                                                     2004           2003      TO JUN 30, 2004
                                                 -----------    -----------    -----------

REVENUES                                         $        --    $        --    $        --

EXPENSES
   Administrative                                    161,758         28,912      1,747,103
   Depreciation and amortization                       3,084          4,130         25,554

NET LOSS - before other expenses                    (164,842)       (33,042)    (1,772,657)

OTHER  EXPENSES

   Loss from theft - net                                  --             --       (354,477)
   Interest                                          (58,675)       (59,116)      (494,532)
                                                 -----------    -----------    -----------

NET LOSS                                         $  (223,517)   $   (92,158)   $(2,621,666)
                                                 ===========    ===========    ===========

NET LOSS  PER COMMON SHARE

   Basic and diluted                             $      (.01)   $      (.01)
                                                 -----------    -----------

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

   Basic                                              17,826         17,372
                                                 -----------    -----------
   Diluted                                            18,326         17,872
                                                 -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2004

================================================================================

                                                                                         Capital in
                                          Preferred Stock           Common Stock         Excess of    Accumulated
                                        Shares      Amount      Shares        Amount     Par Value      Deficit
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June, 28, 1996                       --   $     --            --   $        --   $       --   $        --
Issuance of common stock for
  cash at $.009                              --         --     1,175,000        10,000           --            --
Common stock split                           --         --     3,525,000            --           --            --
Issuance of preferred stock for
  services at $.09                        2,000        170            --            --           --            --
Net loss for the period
  ended June 30, 1996                        --         --            --            --           --      (338,760)
Recapitalization from reverse merger         --         --     6,675,000         8,500           --            --
Net loss for the year ended
  June 30, 1997                              --         --            --            --           --       (99,350)
Net loss for the year ended
  June 30, 1998                              --         --            --            --           --      (142,719)
Issuance of common stock for
  cash at $7.00                              --         --        34,571       241,997           --            --
Issuance of warrants for financing
  at $.67 per share                          --         --            --            --       23,104            --
Net loss for the year ended
  June 30, 1999                              --         --            --            --           --      (458,843)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       83,738            --
Issuance of common stock for
  cash at $1.00                              --         --       117,665       117,665           --            --
Issuance of common stock for
  cash at $.50                               --         --       336,076       168,038           --            --
Net loss for the year ended
  June 30, 2000                              --         --            --            --           --      (483,493)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       21,286            --
Issuance of common stock for
  cash at $1.00 - net of costs               --         --        97,138        97,138           --            --
Net loss for the year ended
  June 30, 2001                              --         --            --            --           --      (282,592)
Issuance of common stock for
  cash at $.05                               --         --     1,613,490        80,673           --            --
Issuance of common stock for debt            --         --     3,500,000       402,022           --            --
Net loss for the year ended
  June 30, 2002                              --         --            --            --           --      (500,234)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2002                     2,000   $    170    17,073,940   $ 1,126,033   $  128,128   $(2,305,991)


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) - continued
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2004

================================================================================

                                                                                         Capital in
                                          Preferred Stock           Common Stock         Excess of    Accumulated
                                        Shares      Amount      Shares        Amount     Par Value      Deficit
                                       --------   --------   -----------   -----------   ----------   -----------
Issuance of common stock for
  cash at $.10                               --         --       650,000        39,000           --            --
Net loss for the year ended
  June 30, 2003                              --         --            --            --           --       (92,158)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2003                     2,000        170    17,723,940     1,165,033      128,128    (2,398,149)

Issuance of common stock for
  cash at $.05                               --         --     1,360,000        68,000           --            --
Issuance of common stock for
  services at $.05 to $.10                   --         --       595,000        29,950           --            --
Net loss for the year ended
  June 30, 2004                              --         --            --            --           --      (223,517)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2004                     2,000   $    170    19,678,940   $ 1,262,983   $  128,128   $(2,621,666)
                                       ========   ========   ===========   ===========   ==========   ===========



   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2004 AND 2003 AND THE
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2004

================================================================================

                                                                 JUN 30,        JUN 30,    JUN 28, 1996 TO
                                                                  2004           2003       JUN 30, 2004
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $  (223,517)   $   (92,158)   $(2,621,666)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Depreciation and amortization                             3,085          4,130         25,554
          Changes in accounts payable                              82,585         60,764        862,939
          Issuance common & preferred stock for expenses           29,950             --         38,620
          Issuance of warrants for financing                           --             --        128,128

            Net Change in Cash From Operations                   (107,897)       (27,264)    (1,566,425)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Security deposit                                                 --             --           (600)
      Acquisition  of patents                                          --             --        (31,542)
      Purchase of equipment                                        (1,480)            --        (12,793)
                                                              -----------    -----------    -----------
                                                                   (1,480)            --        (44,935)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from notes  payable - related parties        56,500             --        815,708
         Proceeds from issuance of common stock                    68,000         39,000        822,511
                                                              -----------    -----------    -----------
                                                                  124,500         39,000      1,638,219
                                                              -----------    -----------    -----------
   Net Increase in Cash                                            15,123         11,736         26,859
   Cash at Beginning of Period                                     11,736             --             --
                                                              -----------    -----------    -----------
   Cash at End of Period                                      $    26,859    $    11,736    $    26,859
                                                              ===========    ===========    ===========
NON CASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 2,000 preferred shares for services - 1996                                    $     170
                                                                                              ---------
    Issuance of 595,000 common shares for services - 2004                                        29,950
                                                                                              ---------


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004

================================================================================

1. ORGANIZATION

The Company was  incorporated  under the laws of the state of  Minnesota on June
28, 1996 with the name "Leghorn Inc." with authorized common stock of 100,000,000 shares with no par value and 50,000,000 preferred shares with no par value. The terms of the preferred stock included rights to convert to common stock which has expired. No new terms have been established by the board of directors. During July 1997 the Company changed its name to "Purchase Point Media Corporation" as part of a reverse merger.

The Company is in the business of the development and marketing of advertising space to national advertisers on a patented grocery cart display devise. On the report date operations had not started and the Company is considered to be in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30,  2004,  the  Company  had a net  operating  loss  carry  forward  of
$2,621,666, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2024.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property and equipment

The Company's property and equipment consists of the following:

           Office and other equipment at cost                     $12,793
           Less  accumulated depreciation                          11,170
                                                                  -------
                                                                  $ 1,623

Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

           Patents at cost                                        $31,543
           Less accumulated amortization                           14,385
                                                                  -------
                                                                  $17,158
                                                                  -------

Patents are being amortized at the rate of $1,820 each year.

Research and Development Costs

Research and development costs, including wages, supplies, and depreciation on equipment used in the research activity, are being expensed as incurred.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Evaluation of Long-Lived Assets

The Company periodically reviews its long lived assets, including equipment and patents, and makes adjustments, if the carrying value exceeds the fair value.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF PURCHASE POINT MEDIA CORPORATION

During July 1997 the Company acquired all the outstanding common stock of Purchase Point Media Corporation by issuing 6,675,000 of its common shares, and as part of the acquisition, changed its name to Purchase Point Media
Corporation.   For  reporting  purposes,   the  acquisition  was  treated  as  a
recapitalization of the Company with Purchase Point Media Corporation as the acquirer (reverse acquisition). The acquisition was recorded as a purchase with no good will recognized. The historical financial statements prior to July 1997 are those of Purchase Point Media Corporation.

4.  CAPITAL STOCK

During this fiscal year the Company issued 1,360,000 common shares for cash of $68,000 and 595,000 common shares for services of $29,950.

On August 12, 1998, the Company entered into a subscription agreement with Dorian Capital Corp. ("Dorian"). Dorian subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $7.00 per share (the fair market value at the date of the subscription agreements) and one thousand common stock warrants. The warrants are exercisable at any time at $7.00 per share with an expiration date of July 12, 2003.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

================================================================================

4. CAPITAL STOCK -continued

On September 1, 1999, the Company entered into a subscription agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $.50 per share with an expiration date of August 31, 2004.

On February 1, 2000, the Company entered into a subscription agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $1.00 per share with a expiration date of January 31, 2005.

6.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 34% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $815,708 plus accrued interst payable of $261,932 on June 30, 2004. An officer-director also has accrued consutltant fees due him of $72,000.

7.  GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

8.    UNAUDITED QUARTERLY RESULTS - FISCAL 2004, 2003 AND 2002

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                             Fiscal Year 2004

                                                               Quarter Ended
                                      -------------------------------------------------------------
                                      September 30,    December 31,      March 31,         June 30,
                                         2003             2003             2004              2004
                                      -----------      -----------      -----------      -----------
Costs and Expenses:
  General and administrative
   expenses                           $     9,198      $    55,514      $    28,908      $    68,138
  Interest expense                         14,436           14,438           14,437           15,364
  Depreciation and amortization               734              734              734              882
                                      -----------      -----------      -----------      -----------

Net loss                              $    24,368      $    70,686      $    44,079      $    84,384
                                      ===========      ===========      ===========      ===========

Loss per common share - basic
 and diluted                          $        --      $        --      $        --      $        --
                                      ===========      ===========      ===========      ===========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted       18,404,162       18,783,940       18,783,940       18,941,116
                                      ===========      ===========      ===========      ===========

                                                            Fiscal Year 2003

                                                              Quarter Ended
                                      ---------------------------------------------------------------
                                      September 30,     December 31,      March 31,         June 30,
                                          2002            2002              2003            2003
                                      -----------      -----------      -----------      -----------
Costs and Expenses:
  General and administrative
   expenses                           $     7,129      $     7,495      $     7,160      $     7,128
  Interest expense                         14,806           14,806           14,806           14,698
  Depreciation and amortization             1,033            1,032            1,032            1,033
                                      -----------      -----------      -----------      -----------

Net loss                              $    22,968      $    23,333      $    22,998      $    22,859
                                      ===========      ===========      ===========      ===========

Loss per common share - basic
 and diluted                          $        --      $        --      $        --      $        --
                                      ===========      ===========      ===========      ===========

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted       17,160,607       17,254,709       17,428,940       17,675,588
                                      ===========      ===========      ===========      ===========

                                                               Fiscal Year 2002

                                                                 Quarter Ended
                                      -------------------------------------------------------------------
                                       September 30,     December 31,        March 31,        June 30,
                                           2001             2001               2002             2002
                                      ------------       ------------      ------------      ------------
Costs and Expenses:
  General and administrative
   expenses                           $     (6,416)      $     28,392      $     28,547      $     30,265
  Bad debt expense                              --                 --           297,984            56,493
  Interest expense                          15,174             15,175            15,174            13,756
  Depreciation and amortization              1,423              1,422             1,422             1,423
                                      ------------       ------------      ------------      ------------

Net loss                              $     10,181       $     44,989      $    343,127      $    101,937
                                      ============       ============      ============      ============

Loss per common share - basic
 and diluted                          $       0.01       $         --      $       0.03      $       0.01
                                      ============       ============      ============      ============

Weighted average number of
 common shares and equivalents
 outstanding - basic and diluted        11,960,450         11,960,450        13,294,184        15,960,450
                                      ============       ============      ============      ============

MADSEN & ASSOCIATES, CPA'S INC.
-------------------------------                        684 East Vine St, Suite 3
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Murray, Utah 84107
                                                          Telephone 801 268-2632
                                                                Fax 801-262-3978


Board of Directors
Purchase Point Media Corporation
West Vancouver B.C. Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Purchase Point Media Corporation (development stage company) at June 30, 2003 and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002 and the period June 28, 1996 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2003 and the results of operations, and cash flows for the years ended June 30, 2003 and 2002 and the period June 28, 1996 to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
September 24 2004

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003

================================================================================

ASSETS
CURRENT ASSETS
   Cash                                                             $    11,736
                                                                    -----------
       Total Current Assets                                              11,736
                                                                    -----------

PROPERTY AND EQUIPMENT - net of depreciation                              1,347
                                                                    -----------
OTHER ASSETS
   Patents - net of amortization                                         19,039
   Other assets                                                             600
                                                                    -----------
                                                                         19,639
                                                                    $    32,722
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Notes payable - related parties                                     765,643
    Accrued interest - related parties                                  203,256
    Accounts payable - related party                                     72,000
    Accounts payable                                                     96,641
                                                                    -----------
        Total Current Liabilities                                     1,137,540
                                                                    -----------
STOCKHOLDERS' DEFICIENCY
     Preferred Stock
       50,000,000 shares authorized at no par value;
       2,000 shares issued and outstanding at redemption value              170
     Common stock
       100,000,000 shares authorized at no par value;
       17,723,940 shares issued and outstanding                       1,165,033
     Additional paid in capital                                         128,128
       Deficit accumulated during the development stage              (2,398,149)
                                                                    -----------
       Total  Stockholders' Deficiency                               (1,104,818)
                                                                    -----------
                                                                    $    32,722
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 AND THE
            PERIOD JUNE 28, 1996(DATE OF INCEPTION) TO JUNE 30, 2003

================================================================================

                                                    JUN 30,        JUN 30,     JUN 28, 1996
                                                     2003           2002      TO JUN 30, 2003
                                                 -----------    -----------    -----------

REVENUES                                         $        --    $        --    $        --

EXPENSES
   Administrative                                     28,912        435,265      1,585,345
   Depreciation and amortization                       4,130          5,690         22,470

NET LOSS - before other expenses                     (33,042)      (440,955)    (1,607,815)

OTHER  EXPENSES

   Losses from theft                                      --             --       (354,477)
   Interest                                          (59,116)       (59,279)      (435,857)
                                                 -----------    -----------    -----------

NET LOSS                                         $   (92,158)   $  (500,234)   $(2,398,149)
                                                 ===========    ===========    ===========

NET LOSS PER COMMON SHARE

   Basic and diluted                             $      (.01)   $      (.03)
                                                 -----------    -----------

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

   Basic                                              17,373         13,228
                                                 -----------    -----------
   Diluted                                            17,873         13,728
                                                 -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2003

================================================================================

                                                                                         Capital in
                                          Preferred Stock           Common Stock         Excess of    Accumulated
                                        Shares      Amount      Shares        Amount     Par Value      Deficit
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June, 28, 1996                       --   $     --            --   $        --   $       --   $        --
Issuance of common stock for
  cash at $.009                              --         --     1,175,000        10,000           --            --
Common stock split                           --         --     3,525,000            --           --            --
Issuance of preferred stock for
  services at $.09                        2,000        170            --            --           --            --
Net loss for the period
  ended June 30, 1996                        --         --            --            --           --      (338,760)
Recapitalization from reverse merger         --         --     6,675,000         8,500           --            --
Net loss for the year ended
  June 30, 1997                              --         --            --            --           --       (99,350)
Net loss for the year ended
  June 30, 1998                              --         --            --            --           --      (142,719)
Issuance of common stock for
  cash at $7.00                              --         --        34,571       241,997           --            --
Issuance of warrants for financing
  at $.67 per share                          --         --            --            --       23,104            --
Net loss for the year ended
  June 30, 1999                              --         --            --            --           --      (458,843)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       83,738            --
Issuance of common stock for
  cash at $1.00                              --         --       117,665       117,665           --            --
Issuance of common stock for
  cash at $.50                               --         --       336,076       168,038           --            --
Net loss for the year ended
  June 30, 2000                              --         --            --            --           --      (483,493)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       21,286            --
Issuance of common stock for
  cash at $1.00 - net of costs               --         --        97,138        97,138           --            --
Net loss for the year ended
  June 30, 2001                              --         --            --            --           --      (282,592)
Issuance of common stock for
  cash at $.05                               --         --     1,613,490        80,673           --            --
Issuance of common stock for debt            --         --     3,500,000       402,022           --            --
Net loss for the year ended
  June 30, 2002                              --         --            --            --           --      (500,234)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2002                     2,000   $    170    17,073,940   $ 1,126,033   $  128,128   $(2,305,991)


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) - continued
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2003

================================================================================

                                                                                         Capital in
                                          Preferred Stock           Common Stock         Excess of    Accumulated
                                        Shares      Amount      Shares        Amount     Par Value      Deficit
                                       --------   --------   -----------   -----------   ----------   -----------
Issuance of common stock for
  cash at $.10                               --         --       650,000        39,000           --            --
Net loss for the year ended
  June 30, 2003                              --         --            --            --           --       (92,158)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2003                     2,000   $    170    17,723,940   $ 1,165,033   $  128,128   $(2,398,149)
                                       ========   ========   ===========   ===========   ==========   ===========





   The accompanying notes are an integral part of these financial statements.

                              INT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 AND THE
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2003

================================================================================

                                                                JUN 30,        JUN 30,    JUN 30, 1996 TO
                                                                 2003           2002       JUN 30, 2003
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $   (92,158)   $  (500,234)   $(2,398,149)

   Adjustments to reconcile net loss to
      net cash provided by operating
      activities

        Depreciation and amortization                              4,130          5,690         22,470
        Changes in accounts receivable                                --        330,974
        Changes in other assets                                       --             --
        Changes in accounts payable                               60,764         65,460        782,418
        Issuance of preferred stock for expenses                      --             --            170
        Issuance of warrants for financing                            --             --        128,128

          Net Change in Cash From Operations                     (27,264)       (98,110)    (1,464,963)
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Security deposit                                              --             --           (600)
        Acquisition of patents                                        --             --        (31,542)
        Purchase of equipment                                         --             --        (11,313)
                                                             -----------    -----------    -----------
                                                                      --             --        (43,455)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from notes  payable - related parties            --         17,434        765,643
        Proceeds from issuance of common stock                    39,000         80,676        754,511
                                                             -----------    -----------    -----------
                                                                  39,000         98,110      1,520,154
                                                             -----------    -----------    -----------
   Net Increase in Cash                                           11,736             --         11,736
   Cash at Beginning of Period                                        --             --             --
                                                             -----------    -----------    -----------
   Cash at End of Period                                     $    11,736    $        --    $    11,736
                                                             ===========    ===========    ===========

NON CASH FLOWS FROM OPERATING ACTIVITIES

   Issuance of 2,000 preferred shares for expenses - 1996                                        $ 170
                                                                                                 -----


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003

================================================================================

1. ORGANIZATION

The Company was  incorporated  under the laws of the state of  Minnesota on June
28, 1996 with the name "Leghorn Inc." with authorized common stock of 100,000,000 shares with no par value and 50,000,000 preferred shares with no par value. The terms of the preferred stock included rights to convert to common stock which has expired. No new terms have been established by the board of directors. During July 1997 the Company changed its name to "Purchase Point Media Corporation" as part of a reverse merger.

The Company is in the business of the development and marketing of advertising space to national advertisers on a patented grocery cart display devise. On the report date operations had not started and the Company is considered to be in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30,  2003,  the  Company  had a net  operating  loss  carry  forward  of
$2,398,149, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2024.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property and equipment

The Company's property and equipment consists of the following:

           Office and other equipment at cost                $11,313
           Less  accumulated depreciation                      9,966
                                                             -------
                                                             $ 1,347

Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

           Patents at cost                                   $31,543
           Less accumulated amortization                      12,504
                                                             -------
                                                             $19,039

Patents are being amortized at the rate of $1,880 each year.

Research  and  Development  Costs

Research and development costs, including wages, supplies, and depreciation on equipment used in the research activity, are being expensed as incurred.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Evaluation of Long-Lived Assets

The Company periodically reviews its long lived assets, including equipment and patents, and makes adjustments, if the carrying value exceeds the fair value.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their fair values because of their short maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF PURCHASE POINT MEDIA CORPORATION

During July 1997 the Company acquired all the outstanding common stock of Purchase Point Media Corporation by issuing 6,675,000 of its common shares, and as part of the acquisition, changed its name to Purchase Point Media
Corporation.   For  reporting  purposes,   the  acquisition  was  treated  as  a
recapitalization of the Company with Purchase Point Media Corporation as the acquirer (reverse acquisition). The acquisition was recorded as a purchase with no good will recognized. The historical financial statements prior to July 1997 are those of Purchase Point Media Corporation.

4.  CAPITAL STOCK

During this fiscal year the Company issued 650,000 common shares for cash of $39,000.

On August 12, 1998, the Company entered into a subscription agreement with Dorian Capital Corp. ("Dorian"). Dorian subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $7.00 per share (the fair market value at the date of the subscription agreements) and one thousand common stock warrants. The warrants are exercisable at any time at $7.00 per share with an expiration date of July 12, 2003.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

================================================================================

4. CAPITAL STOCK - continued

On September 1, 1999, the Company entered into a subscription agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $.50 per share with an expiration date of August 31, 2004.

On February 1, 2000, the Company entered into a subscription agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $1.00 per share with a expiration date of January 31, 2005.

5.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 34% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $765,643 plus accrued interst payable of $203,256 on June 30, 2003. An officer-director also has accrued consutltant fees due him of $72,000.

6.  GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

MADSEN & ASSOCIATES, CPA'S INC.
-------------------------------                        684 East Vine St, Suite 3
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Murray, Utah 84107
                                                          Telephone 801 268-2632
                                                                Fax 801-262-3978


Board of Directors
Purchase Point Media Corporation
West Vancouver B.C. Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Purchase Point Media Corporation (development stage company) at June 30, 2002 and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001 and the period June 28, 1996 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2002 and the results of operations, and cash flows for the years ended June 30, 2002 and 2001 and the period June 28, 1996 to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
September 24, 2004

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002

================================================================================

ASSETS
CURRENT ASSETS
   Cash                                                             $        --
    Prepaid expenses                                                      4,617
                                                                    -----------
       Total Current Assets                                               4,617
                                                                    -----------

PROPERTY AND EQUIPMENT - net of depreciation                              3,597
                                                                    -----------
OTHER ASSETS
   Patents - net of amortization                                         20,919
   Other assets                                                             617
                                                                    -----------
                                                                         21,536
                                                                    $    29,750
                                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Notes payable  - related parties                                   759,208
     Accrued interest payable - reladed parties                         148,775
     Accounts payable - related party                                    72,000
     Accounts payable                                                   101,427
                                                                    -----------
        Total Current Liabilities                                     1,081,410
                                                                    -----------
STOCKHOLDERS' DEFICIENCY
     Preferred Stock
       50,000,000 shares authorized at no par value;
        2,000 shares issued and outstanding at redemption value             170
     Common stock
        100,000,000 shares authorized at no par value;
        17,073,940 shares issued and outstanding                      1,126,033
     Additional paid in capital                                         128,128
     Deficit accumulated during the development stage                (2,305,991)
                                                                    -----------
        Total  Stockholders' Deficiency                              (1,051,660)
                                                                    -----------
                                                                    $    29,750
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 AND THE
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2002

================================================================================

                                                    JUN 30,        JUN 30,      JUN 28, 1996
                                                     2002           2001      TO JUN 30, 2002
                                                 -----------    -----------    -----------

REVENUES                                         $        --    $        --    $        --

EXPENSES
    Administrative                                    80,788        194,626      1,556,433
    Depreciation and amortization                      5,690          4,236         18,340
                                                 -----------    -----------    -----------

NET LOSS  - before other expenses                    (86,478)      (198,862)    (1,574,773)

OTHER EXPENSES

    Losses from theft - net                         (354,477)            --       (354,477)
    Interest                                         (59,279)       (83,730)      (376,741)
                                                 -----------    -----------    -----------

NET LOSS                                         $  (500,234)   $  (282,592)   $(2,305,991)
                                                 ===========    ===========    ===========

NET LOSS PER COMMON SHARE

    Basic and diluted                            $      (.04)   $      (.02)
                                                 -----------    -----------

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

    Basic                                             13,247         11,668
                                                 -----------    -----------
    Diluted                                           13,747         12,168
                                                 -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2002

================================================================================

                                                                                         Capital in
                                          Preferred Stock           Common Stock         Excess of    Accumulated
                                        Shares      Amount      Shares        Amount     Par Value      Deficit
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June, 28, 1996                       --   $     --            --   $        --   $       --   $        --
Issuance of common stock for
  cash at $.009                              --         --     1,175,000        10,000           --            --
Common stock split                           --         --     3,525,000            --           --            --
Issuance of preferred stock for
  services at $.09                        2,000        170            --            --           --            --
Net loss for the period
  ended June 30, 1996                        --         --            --            --           --      (338,760)
Recapitalization from reverse merger         --         --     6,675,000         8,500           --            --
Net loss for the year ended
  June 30, 1997                              --         --            --            --           --       (99,350)
Net loss for the year ended
  June 30, 1998                              --         --            --            --           --      (142,719)
Issuance of common stock for
  cash at $7.00                              --         --        34,571       241,997           --            --
Issuance of warrants for financing
  at $.67 per share                          --         --            --            --       23,104            --
Net loss for the year ended
  June 30, 1999                              --         --            --            --           --      (458,843)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       83,738            --
Issuance of common stock for
  cash at $1.00                              --         --       117,665       117,665           --            --
Issuance of common stock for
  cash at $.50                               --         --       336,076       168,038           --            --
Net loss for the year ended
  June 30, 2000                              --         --            --            --           --      (483,493)
Issuance of warrants for financing
  at $.08 per share                          --         --            --            --       21,286            --
Issuance of common stock for
  cash at $1.00 - net of costs               --         --        97,138        97,138           --            --
Net loss for the year ended
  June 30, 2001                              --         --            --            --           --      (282,592)
Issuance of common stock for
  cash at $.05                               --         --     1,613,490        80,673           --            --
Issuance of common stock for debt            --         --     3,500,000       402,022           --            --
Net loss for the year ended
  June 30, 2002                              --         --            --            --           --      (500,234)
                                       --------   --------   -----------   -----------   ----------   -----------
Balance June 30, 2002                     2,000   $    170    17,073,940   $ 1,126,033   $  128,128   $(2,305,991)
                                       ========   ========   ===========   ===========   ==========   ===========


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 AND THE
            PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO JUNE 30, 2002

================================================================================

                                                             JUN 30,        JUN 30,    JUN 30, 1996 TO
                                                              2002           2001       JUN 30, 2002
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $  (500,234)   $  (282,592)   $(2,305,991)

   Adjustments to reconcile net loss to
      net cash provided by operating
      activities

         Depreciation and amortization                          5,690          4,236         18,340
         Change in prepaid expense                                 --             --         (4,617)
         Changes in accounts receivables                      330,974
         Changes in accounts payable                           65,460         60,812        732,723
         Issuance of preferred stock for services                  --             --            170
         Issuance of warrants for financing                        --             --        128,128

         Net Change in Cash From Operations                   (98,110)      (217,544)    (1,431,247)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Security deposits                                         --             --           (617)
         Acquisition of patents                                    --             --        (31,542)
         Purchase of equipment                                     --         (2,069)       (11,313)
                                                          -----------    -----------    -----------
                                                                   --         (2,069)       (43,472)
                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

         Net proceeds from notes and accounts payable -
           related parties                                     17,434        122,039        759,208
         Proceeds from issuance of common stock                80,676         97,138        715,511
                                                          -----------    -----------    -----------
                                                               98,110        219,177      1,474,719
                                                          -----------    -----------    -----------
   Net Increase in Cash                                            --           (436)            --
   Cash at Beginning of Period                                     --            436             --
                                                          -----------    -----------    -----------
   Cash at End of Period                                  $        --    $   (32,992)   $        --
                                                          ===========    ===========    ===========

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

   Issuance of 2,000 preferred shares for expenses - 1996                                     $ 170
                                                                                              -----


   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002

================================================================================

1. ORGANIZATION

The Company was  incorporated  under the laws of the state of  Minnesota on June
28, 1996 with the name "Leghorn Inc." with authorized common stock of 100,000,000 shares with no par value and 50,000,000 preferred shares with no par value. The terms of the preferred stock included rights to convert to common stock which has expired. No new terms have been established by the board of directors. During July 1997 the Company changed its name to "Purchase Point Media Corporation" as part of a reverse merger.

The Company is in the business of the development and marketing of advertising space to national advertisers on a patented grocery cart display devise. On the report date operations had not started and the Company is considered to be in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30,  2002,  the  Company  had a net  operating  loss  carry  forward  of
$2,305,991, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property and equipment

The Company's property and equipment consists of the following:
           Office and other equipment at cost                   $11,313
           Less  accumulated depreciation                         7,716
                                                                -------
                                                                $ 3,597

Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

           Patents at cost                                      $31,543
           Less accumulated amortization                         10,624
                                                                -------
                                                                $20,919

Patents are being amortized at the rate of $1,880 each year.

Research  and  Development  Costs

Research and development costs, including wages, supplies, and depreciation on equipment used in the research activity, are being expensed as incurred.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Evaluation of Long-Lived Assets

The Company periodically reviews its long lived assets, including equipment and patents, and makes adjustments, if the carrying value exceeds the fair value.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their fair values because of their short maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF PURCHASE POINT MEDIA CORPORATION

During July 1997 the Company acquired all the outstanding common stock of Purchase Point Media Corporation by issuing 6,675,000 of its common shares, and as part of the acquisition, changed its name to Purchase Point Media
Corporation.   For  reporting  purposes,   the  acquisition  was  treated  as  a
recapitalization of the Company with Purchase Point Media Corporation as the acquirer (reverse acquisition). The acquisition was recorded as a purchase with no good will recognized. The historical financial statements prior to July 1997 are those of Purchase Point Media Corporation.

4.  CAPITAL STOCK

During this fiscal year the Company issued 1,613,490 common shares for cash of $80,673 and 3,500,000 common shares for the payment of a debt.

On August 12, 1998, the Company entered into a subscription agreement with Dorian Capital Corp. ("Dorian"). Dorian subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $7.00 per share (the fair market value at the date of the subscription agreements) and one thousand common stock warrants. The warrants are exercisable at any time at $7.00 per share with an expiration date of July 12, 2003.

                        PURCHASE POINT MEDIA CORPORATION
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

================================================================================

4. CAPITAL STOCK - continued

On September 1, 1999, the Company entered into a subscription agreement with Vintage International Corp. ("Vintage"). Vintage subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $.50 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $.50 per share with an expiration date of August 31, 2004.

On February 1, 2000, the Company entered into a subscription agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants are exercisable at any time at $1.00 per share with a expiration date of January 31, 2005.

5.  SIGNIFICANT  TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 34% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $759,208 plus accrued interst payable of $148,775 on June 30, 2002. An officer-director also has accrued consutltant fees due him of $72,000.

6.  GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

      Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

Item 8a. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                    with Section 16(a) of the Exchange Act.

      The following sets forth-certain information with respect to the directors and executive officers of PPMC:

     Name                    Age                      Position
     ----                    ---                      --------

Albert P. Folsom              62               President and Director
Raymong A. Hatch              68               Director
Michael F. Reuling            59               Director
Robert O'Connell              54               Manager - Advertising
                                                 and Media
Thomas Lieb                   44               Manager - Store
                                                 Operations
Dal Brickenden                56               Advertising Consultant
Clete J. Thill                63               Retail Consultant

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

      The following is a brief summary of the business experience of each of the directors and executive officers of PPMC:

Albert P. Folsom, President and Director

Al Folsom invented The Last Word, an advertisement display device and formed Amtel Communications Inc. to develop and patent the product. In 1997, Mr. Folsom merged PPMC with public Minnesota Company. Since then he has raised funds to maintain operations, spearhead patent work, and bring together a management team to launch operations and negotiate contracts with strategic partners and out-source companies

In 1983 he created Aricana Resources by amalgamating several companies and served as President and Director from 1983 to 1988. Aricana's activities included medical research, and the development and marketing of medicinal products. He also started a publishing company for medicinal products and founded, the American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a Director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an electrical contracting company. He served in the US Navy between 1956 and 1960.

Raymond A. Hatch, Director

After completing a Chase Manhattan bank training program and becoming a member of the bank's credit department, Mr. Hatch started his career on Wall Street in the early sixties. He completed the Reynolds Securities (Dean Witter Reynolds) training program and became an account executive. Subsequently he joined Carreau & Company, which was known as a 1919 NYSE specialist firm specializing in stock issues such a Westinghouse Corporation, Carrier Corporation, General American Oil, etc. He was an officer and director of the company and was primarily responsible for the American Stock Exchange operations. After leaving Carreau & Company , Mr. Hatch joined Delafield & Delafield as a member of the their syndicate department and subsequently, Sterling & Grace & Co. as the manager of their syndicate department. Both of these firms were NYSE investment banking firms. Sterling & Grace was founded in the late 1800's. Mr. Hatch Joined Arbitrage Management Co. as a Vice President. Arbitrage Management Co. was a convertible bond arbitrage operation headed up by Jon and Asher Edleman, and programmed by Harry Markowitz of Harvard University.

In May 1982, Mr. Hatch started his own investment banking boutique, Grady and Hatch & Company, Inc. The organization focused on private placements, syndicate participation and the origination of its own underwritings. At the end of 1999, Mr. Hatch resigned from Grady & Hatch & Company and joined Ridgewood Group International Ltd. (RGI) as managing partner. RGI is managed by William G. Potter, who was previously Co-Chairman of Prudential Securities International. The firm specializes in a variety of private placements.

Mr. Hatch attended the University of Colorado, New York University Graduate School of Business Administration, New York Institute of Finance and the Hill School of Insurance. He was a consultant to American International Life Assurance Co., a member of the AIG Group, and was also associated with Nationwide Insurance. He held a New York State Life License and New York State broker license. Mr. Hatch was a regular member of the American Stock Exchange and an allied member of the NYSE on several occasions, a principal of the NASD and was a registered investment advisor with the SEC for over ten years.

Michael F. Reuling, Director

In late 1981, Mr. Reuling moved from the legal side of the business to the development side, becoming Senior Vice President of Real Estate. In 1987 he became Executive Vice President of Store Development with responsibility for all store development functions, including real estate, design and construction. Mr. Reuling supervised a corporate development team that developed hundreds of supermarkets and drugstores throughout the country with an annual capital budget in excess of $2 billion. He also played a key role in Albertson's merger and acquisition program. Upon consummation of the merger of Albertson's and American Stores Company in 1999, Mr. Reuling assumed the role of Vice Chairman of the merged company with responsibility for store development, information technology, human resources and finance. He retired in 2001 and has since worked as a development consultant.

Mr. Reuling grew up in Morton, Illinois where he attended public schools. He subsequently received a B.A. from Carleton College in Northfield, Minnesota and a J.D. from the University of Michigan Law School in Ann Arbor, Michigan. He is a member of the Utah, Idaho and Texas bar associations. He served for nine years as a member of the board of Capital City Development Corporation, the redevelopment agency of the City of Boise, and has also served on the boards of several local non-profit organizations. Mr. Reuling is presently on the board of directors of Jackson Food Stores, Inc., a 100+ unit convenience store chain based in Boise and operating in several intermountain states.

Robert O'Connell.
Manager - Advertising and Media

Bob O'Connell is President, Founder and CEO of SourceOne. He has over 25 years of experience in advertising agency, brand management, and promotion agency management. He started his advertising career as a media planner for American Home Products and Schlitz Beer consumer products, and progressed to senior account management positions on M&M/Mars and other leading packaged goods accounts. He has brand management experience with Lever Brothers, Drake Bakeries and Kraft General Foods (Entenmann's). Bob's team at Entenmann's received industry accolades for the launch of Entenmann's Fat Free line. Bob's entrepreneurial experience includes growing a small design company into a major sales promotion agency with blue chip clients (Gillette, Guinness, M&M/Mars, Warner Lambert). Guinness Import Company rewarded his agency with management of up to 4 major imported beers. Bob has Internet and new media experience including CBS TV and Radio promotion that was used successfully by Key Food Supermarkets.

Mr. O'Connell received his MBA from St. Johns University. He has been an Assistant Adjunct Professor of Brand Management, Marketing and Electronic Media at New York University's Stern School of Business. He manages the Kraft/NYU International Student Program. He has served as Co-Chairman of the Academic Committee for the Promotional Marketing Association of America.

Manager - Store Operations

Tom Leib is a VP and Founder of Source One. He has extensive retailer, wholesaler and broker relationships built up over 25 years. He has experience in retail chain management and merchandising as well as administration, management, labor and service contract negotiations, procurement and strategic planning in the retail chain environment. Prior to founding SourceOne, he was a Vice President for Man-Dell Food Stores, part of the Key Food Co-op, a New York supermarket chain with over 800 employees.

Mr. Leib has a Masters of Science Degree, in Accounting, from Long Island University - C W Post and a Bachelors of Science, in Finance, from the University of Texas in Austin, Texas.

Dal Brickenden, Advertising Consultant

Dal Brickenden has assisted in the preparation of The Last Word marketing materials. He has had a successful career in marketing, advertising, new product development and management spanning twenty five years. From 1985 to present he has provided marketing, advertising, communications and qualitative research through his private company Artemis Holdings Limited. From 1970 to 1985 he held several key positions in marketing and advertising with Canada Starch Best Foods in Montreal, Quebec, (New Product Manager) an international division of International Multifoods of Minneapolis, Minnesota and FCB/Reynolds Ltd. (Account Supervisor for the Colgate Palmolive account in Canada

After moving to Vancouver, BC., he was instrumental in building one of Vancouver's top ad agencies.

Clete J. Thill, Retail Consultant

From 1987 to present Mr. Thill has been actively involved in real estate and financial services as a self employed businessman in Denver, Colorado. He holds a Real Estate Brokers, Stock Broker and Insurance License. From 1979 to 1987 He was employed at King Soopers, a Denver Colorado super market chain, owned by Kroger. At King Soopers (10,500 employees), He was Director of Personal and Labor Relations. He held the same position at Fairway Foods, Inc. in Northfield, Minnesota, from 1975 to 1979. From 1971 to 1975, he was Executive Vice President, Northfield Area Chamber of Commerce, Northfield, Minnesota. His duties their included, managing the Chamber of Commerce's Northfield Industrial Corporation and the Citizens Advisory Council. Mr. Thill received his B.S, Degree from Augustana Collage in Sioux Falls, South Dakota.

Item 10.  Executive Compensation

      The following table sets forth information for the years ended June 30, 2004, 2003 and 2002 concerning the compensation paid or awarded to the Chief Executive. Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 2004, 2003 and 2002.

                           Summary Compensation Table
                                                                    Long-Term
                                          Annual Compensation      Compensation

Name and Principal Position                Year     Salary      Bonus     Other
---------------------------                ----     ------      -----     -----
Albert P. Folsom                           2004   $     --     $   --    $   --
President and Chief Executive Officer      2003   $     --     $   --    $   --
                                           2002   $ 72,000     $   --    $   --

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2001 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

                                          Percentage of          Common Stock
  Name and Address                         Ownership         Beneficially Owned
  ----------------                         ---------         ------------------
Albert P. Folsom                             16.96%              3,337,500 (1,2)
Amtel Communications, Inc.                   16.96%              3,337,500 (3)
Illoria Corporation Ltd.                      5.08%              1,000,000 (4)
Starbright Nmg, Limited Partnership          12.78%              3,500,000 (5)
Vintage International Inc.                    5.52%              1,085,629 (6)
All officers and directors as a group        62.30%             12,260,629

----------
*   less than 1%

(1) Consists of shares held by Folsom Family Holdings. Mr. Folsom has a 10% interest in such entity. Mr. Folsom's address is c/o the Company.

(2) Does not include 3,337,500 shares owned by Amtel. Mr. Folsom is an officer of Amtel.

(3) The address of Amtel is c/o Greg Yanke Law Corporation, #200 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2 and the principal stockholder  of Amtel is Rurik  Trust,  a Grand Cayman  Islands  Trust formed in
1986.

(4) The address of Iloria Corporation Ltd. is Suite B 19/F Twr3ChnHng, Kowloon Hong Kong. (5) The address of Starbright Mmg, Limited Partnership is c/o Corporate House, 320 1100 Melville VC6 4A6. (6) The address of Vintage International Inc. is c/o Corporate House, 320 1100 Melville VC6 4A6. (7) Includes 3,337,500 shares owned by Folsom Family Holdings. See Footnote 1.

Item 12. Certain Relationships and Related Transactions

      The Company has no stated policy towards entering into transactions with related parties. However, the Company's intention is that any transactions with related parties in the future will be on terms no less favorable to the Company than those obtainable from unrelated parties.

      The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $567,911 at June 30, 2004 and 2003. Interest expense on these advances was $42,699 and $40,254 for the years ended June 30, 2004 and 2003, respectively, and $266 for the period June 28, 1996 (Date of Formation) through June 30, 2001. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

      The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received no consulting fees for the years ended June 30, 2004 and 2003 and $432,000 for the period June 28, 1996 (Date of Formation) through June 30, 2004, respectively. The Company owed Folsom $247,7913 and $191,297 at June 30, 2004 and 2003, respectively. Interest expense was $15,079 and $14,228 for the years ended June 30, 2004 and 2003, respectively, and $75,088 for the period June 28, 1996 (Date of Formation) through June 30, 2004. All interest has been accrued.

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

Item 13. Exhibits and Reports on Form 8-K

(a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

         Financial Documents:                                           Page
                                                                        ----
Financial Documents:

      Independent Auditors' Report                                      F-1

      Balance Sheets, June 30, 2004                                     F-2

      Statements of Operations, Years Ended June 30, 2004 and 2003
      and the Period June 28, 1996 (Date of Formation) Through
      June 30, 2004                                                     F-3

      Statements of Stockholders' Equity (Deficiency) for the
      Period June 28, 1996 (Date of Formation) through June 30,
      2004                                                           F-4 - F-5

      Statements of Cash Flows, Years Ended June 30, 2004 and 2003
      and the Period June 28, 1996 (Date of Formation) through
      June 30, 2004                                                     F-6

      Notes to Financial Statements                                  F-7 - F-12

      Independent Auditors' Report                                      F-13

      Balance Sheets, June 30, 2003                                     F-14

      Statements of Operations, Years Ended June 30, 2003 and 2002
      and the Period June 28, 1996 (Date of Formation) Through
      June 30, 2003                                                     F-15

      Statements of Stockholders' Equity (Deficiency) for the
      Period June 28, 1996 (Date of Formation) through June 30,
      2003                                                           F-16 - F-17

      Statements of Cash Flows, Years Ended June 30, 2003 and 2002
      and the Period June 28, 1996 (Date of Formation) through
      June 30, 2003                                                     F-18

      Notes to Financial Statements                                  F-19 - F-22

      Independent Auditors' Report                                      F-23

      Balance Sheets, June 30, 2002                                     F-24

      Statements of Operations, Years Ended June 30, 2002 and 2001
      and the Period June 28, 1996 (Date of Formation) Through
      June 30, 2002                                                     F-25

      Statements of Stockholders' Equity (Deficiency) for the
      Period June 28, 1996 (Date of Formation) through June 30,
      2002                                                              F-26

      Statements of Cash Flows, Years Ended June 30, 2002 and 2001
      and the Period June 28, 1996 (Date of Formation) through
      June 30, 2002                                                     F-26

      Notes to Financial Statements                                  F-28 - F-31

2. Financial Statement Schedules:

All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

      There were no current reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2004.

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

         10 (e) Agreement dated September 1, 1999 between Vintage International Corp. and the Registrant. Incorporated by Reference to Exhibit 10(e) of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

         10 (f) Agreement dated February 1, 2000 between Quadrant Financial Inc. and the Registrant. Incorporated by Reference to Exhibit 10(f) of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

      Exhibit 31 -      Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32 -      Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 21, 2004

                                    PURCHASE POINT MEDIA CORPORATION

                                    By: /s/ Albert P. Folsom
                                        -------------------------------------
                                        Albert P. Folsom
                                        President and Chief Executive Officer


/s/ Albert P. Folsom
     -------------------------------------
     Albert P. Folsom
     President, Chief Executive Officer
     and Director


/s/ Raymond A. Hatch
     -------------------------------------
     Raymond A. Hatch
     Director


/s/ Michael F. Rueling
     -------------------------------------
     Michael F. Rueling
     Director