Form 10QSB
period 2004-09-30
PURCHASE POINT MEDIA CORP
filed 2004-11-15
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ____________ to _________________


                        Commission File Number 000-25385


                        PURCHASE POINT MEDIA CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                            41-1853993
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


          1100 MELVILLE STREET, SUITE 320, VANCOUVER, BC CANADA V6E 4A6
                                 (604) 926-7859
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


                      141 FIFTH AVENUE, NEW YORK, NEW YORK
                  10010 (Former name, former address and former
                   fiscal year, if changed since last report)

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

      At November 10, 2004 there were 21,768,940 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information                                                1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30, 2004  (unaudited)
                  and June 30, 2004                                           2

                  Statements of Operations for the Three Months Ended September 30, 2004 and 2003 (unaudited) and the
                  Period  June 28,  1996 (Date of  Formation)  through
                  September 30, 2004                                          3

                  Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003 (unaudited) and the
                  Period  June 28,  1996 (Date of  Formation)  through
                  September 30, 2003                                        4-5

                  Notes to Financial Statements (unaudited)                6-15

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                                  15-21

Part II. Other Information

  Item 6.         Exhibits and Reports on Form 8-K                          22

Signatures                                                                  23

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

      The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND JUNE 30, 2004

--------------------------------------------------------------------------------

                                                                      SEPT 30,         JUN 30,
                                                                        2004            2004
                                                                    -----------      -----------
                                                                    (unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                             $    20,705      $    26,859
                                                                    -----------      -----------
       Total Current Assets                                              20,705           26,859
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT - net of depreciation                              1,476            1,623
                                                                    -----------      -----------

OTHER ASSETS
   Patents - net of amortization                                         16,702           17,158
   Other assets                                                             600              600
                                                                    -----------      -----------
                                                                         17,302           17,758
                                                                    -----------      -----------
                                                                    $    39,483      $    46,240
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Notes payable - related parties                                 $   827,118      $   815,708
    Accrued interest payable - related parties                          277,000          261,932
    Accounts payable - related party                                     72,000           72,000
    Accounts payable                                                    305,505          126,985
                                                                    -----------      -----------
        Total Current Liabilities                                     1,481,623        1,276,625
                                                                    -----------      -----------

STOCKHOLDERS' DEFICIENCY
     Preferred Stock
       50,000,000 shares authorized at no par value;
        2,000 shares issued and outstanding at redemption value             170              170
     Common stock
        100,000,000 shares authorized at no par value;
        21,268,940 shares issued and outstanding on Sept 30,          1,557,983        1,262,983
    Additional paid in capital                                          128,128          128,128
      Deficit accumulated during the development stage               (3,128,421)      (2,621,666)
                                                                    -----------      -----------
       Total  Stockholders' Deficiency                               (1,442,140)      (1,230,385)
                                                                    -----------      -----------
                                                                    $    39,483      $    46,240
                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS - UNAUDITED
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                 AND 2003 AND THE PERIOD JUNE 28, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

                                                     SEPT 30,         SEPT 30,       JUN 28, 1996
                                                       2004             2003       TO SEPT 30, 2004
                                                   -----------      -----------      -----------
REVENUES                                           $        --      $        --      $        --

EXPENSES

    Administrative                                     489,816            9,198        2,236,919
    Depreciation and amortization                          603              734           26,157

NET LOSS  - before other  expenses                    (490,419)          (9,932)      (2,263,076)

OTHER EXPENSES

    Loss from theft - net                                   --               --         (354,477)
    Interest                                           (16,336)         (14,436)        (510,868)
                                                   -----------      -----------      -----------

NET LOSS                                           $  (506,755)     $   (24,368)     $(3,128,421)
                                                   ===========      ===========      ===========


NET LOSS PER COMMON SHARE

   Basic and diluted                               $      (.02)     $        --
                                                   -----------      -----------


AVERAGE OUTSTANDING SHARES (stated in 1,000's)

    Basic                                               21,268           16,922
                                                   -----------      -----------
    Diluted                                             21,768           17,422
                                                   -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                 EQUITY PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

                                                                                                     CAPITAL IN
                                              PREFERRED STOCK               COMMON STOCK              EXCESS OF       ACCUMULATED
                                           SHARES        AMOUNT          SHARES         AMOUNT        PAR VALUE        DEFICIT
                                         ----------    -----------     ----------    -----------     -----------     -----------
BALANCE JUNE 28, 1996                            --    $        --             --    $        --     $        --     $        --
Issuance of common stock for
   cash at $.009                                 --             --      1,175,000         10,000              --              --
Common stock split                               --             --      3,525,000             --              --              --
Issuance of preferred stock for
   services at $.09                           2,000            170             --             --              --              --
Net  loss for the period
    ended June 30, 1996                          --             --             --             --              --        (338,760)
Recapitalization from reverse merger             --             --      6,675,000          8,500              --              --
Net  loss for the year ended
    June 30, 1997                                --             --             --             --              --         (99,350)
Net loss for the year ended
   June 30, 1998                                 --             --             --             --              --        (142,719)
Issuance of common stock for
    cash at $7.00                                --             --         34,571        241,997              --              --
Issuance of warrants for financing
    at $.67 per share                            --             --             --             --          23,104
Net  loss for the year ended
    June 30, 1999                                --             --             --             --              --        (458,843)
Issuance of warrants for financing
     at $.08 per share                           --             --             --             --          83,738              --
Issuance of common stock for
    cash at $1.00                                --             --        117,665        117,665              --              --
Issuance of common stock for
    cash  at $.50                                --             --        336,076        168,038              --              --
Net  loss for the year ended
    June 30, 2000                                --             --             --             --              --        (483,493)
Issuance of warrants for financing
   at $.08 per share                             --             --             --             --          21,286              --
Issuance of common stock
  cash at $1.00 - net of costs                   --             --         97,138         97,138              --              --
Net loss for the year ended
  June 30, 2001                                  --             --             --             --              --        (282,592)
Issuance of common stock for
  cash at $.05                                   --             --      1,613,490         80,673              --              --
Issuance of common stock for debt                --             --      3,500,000        402,022              --              --
Net loss  for the year ended
  June 30, 2002                                  --             --             --             --              --        (500,234)
                                         ----------    -----------     ----------    -----------     -----------     -----------
BALANCE JUNE 30, 2002                         2,000            170     17,073,940      1,126,033         128,128      (2,305,991)

    The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY- CONTINUED PERIOD JUNE 28, 1996 (DATE
                       OF INCEPTION) TO SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

                                                                                                    CAPITAL IN
                                             PREFERRED STOCK               COMMON STOCK              EXCESS OF      ACCUMULATED
                                          SHARES        AMOUNT          SHARES         AMOUNT        PAR VALUE        DEFICIT
                                        ----------    -----------     ----------    -----------     -----------     -----------
Issuance of common stock for
   cash  at $.10                                --             --        650,000         39,000             --             --
Net loss for the year ended
   June 30, 2003                                --             --             --             --             --        (92,158)
Issuance of common stock for
   cash at $.05                                 --             --      1,360,000         68,000             --             --
Issuance of common stock for
   services at $.05 to $.10                     --             --        595,000         29,950             --             --
Net loss for the year ended
   June 30, 2004                                --             --             --             --             --       (223,517)
                                        ----------    -----------    -----------    -----------    ------------   -----------

BALANCE JUNE 30, 2004                        2,000            170     19,678,940      1,262,983        128,128     (2,621,666)

Issuance of common stock for costs
  of stock offering                             --             --      1,000,000             --             --             --
Issuance of common stock for
   services at $.50                             --             --        400,000        200,000             --             --
Issuance of common stock for
  payment of debt at $.50                       --             --        190,000         95,000             --             --
Net loss for the three months ended
   September 30, 2004                           --             --             --             --             --       (506,755)
                                        ----------    -----------    -----------    -----------    ------------   -----------


BALANCE SEPTEMBER 30, 2004                   2,000    $       170     21,268,940    $ 1,557,983    $   128,128    $(3,128,421)
                                       ===========    ===========    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                   2004 AND 2003 AND THE PERIOD JUNE 28, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

                                                                    SEPT 30,       SEPT 30,    JUN 28, 1996 TO
                                                                     2004            2003       SEPT 30, 2004
                                                                 -----------     -----------     -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                      $  (506,755)    $   (24,368)    $(3,128,421)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Depreciation and amortization                                 603             734          26,157
           Changes in accounts payable                               299,998          15,914       1,162,937
            Issuance common & preferred stock for expenses           200,000              --         238,620
          Issuance of warrants for financing                              --              --         128,128

          Net Change in Cash From Operations                          (6,154)         (7,720)     (1,572,579)
                                                                 -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Security deposit                                                   --              --            (600)
      Acquisition  of patents                                             --              --         (31,542)
       Purchase of equipment                                              --              --         (12,793)
                                                                 -----------     -----------     -----------
                                                                          --              --         (44,935)
                                                                 -----------     -----------     -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

           Net proceeds from notes  payable - related parties             --              --         815,708
           Proceeds from issuance of common stock                         --          53,000         822,511
                                                                 -----------     -----------     -----------
                                                                          --          53,000       1,638,219
                                                                 -----------     -----------     -----------
   Net Increase in Cash                                               (6,154)         45,280          20,705

   Cash at Beginning of Period                                        26,859              --              --
                                                                 -----------     -----------     -----------
   Cash at End of Period                                         $    20,705     $    45,280     $    20,705
                                                                 ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------


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

On September  30, 2004,  the Company had a net  operating  loss carry forward of
$3,128,421, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2024.

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

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FINANCIAL AND CONCENTRATIONS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

Office and other equipment at cost                                       $12,793
    Less  accumulated depreciation                                        11,317
                                                                         -------
                                                                         $ 1,476
                                                                         =======

Office equipment is depreciated on the straight line method over five and seven years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost                                                          $31,543
Less accumulated amortization                                             14,841
                                                                         -------
                                                                         $16,702
                                                                         =======

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

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

COSTS OF STOCK OFFERINGS

The proceeds of a successful stock offering being planned will be reduced by the costs of the offering and the costs of an unsuccessful offering will be expensed.

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

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

4.    CAPITAL STOCK

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

During the quarter ended September 30, 2004 the Company issued 590,000 common shares for the payment of a debt and for services, 1,000,000 common shares, with an additional 410,000 shares on October 27, 2004, for the costs of a planned stock offering.

5.    SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 31% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $827,118 plus accrued interest payable of $277,000 on September 30, 2004. An officer-director also has accrued consultant fees due him of $72,000.

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

            Overview

Purchase Point Media Corporation ("PPMC" or the "Company) owns a patented grocery cart advertising display device called the last word(TM) that attaches to supermarket shopping carts. At this time, patents have been granted in the United States, Canada, France, Germany and the United Kingdom. The last word(TM) is a registered trademark owned by PPMC. The Company is still in the development stage and is not an operating company. There can be no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

      The last word(TM) is a clear plastic, weatherproof, highly durable, state of the art, point-of-purchase ("POP") display device that encloses a glossy color photo insert. The panel is 1/4 inch thick, 7 inches high and 16 inches wide. The last word(TM) insert contains 10 three by three inch advertisement frames. The last word(TM) attaches to the back of the child's seat section in grocery carts, so that it is directly in front of the shopper's eyes. Management believes that the last word(TM) has powerful advantages over competing POP advertising media.

      The development of the last word(TM) began in 1991 when the inventor, Albert Folsom, applied for patent protection. Subsequent to that, Amtel Communications Inc. ("Amtel") invested over $1,000,000 in the development of the last word(TM), which included applying for and receiving the registered trademark for the last word(TM). In June 1994, a Nevada corporation also called Purchase Point Media Corporation acquired the patents and the exclusive marketing rights and trademark. In April 1997, a public Minnesota corporation acquired the assets of Purchase Point Media Corporation, leaving PPMC (Minnesota) as the surviving company.

      From 1993 to present, PPMC worked on development of the last word(TM), seeking patent protection in additional countries and setting the stage to launch a global point of purchase advertisement service company. In November 2003 PPMC contracted with SourceOne in New York City to contract with grocery chains to lease the baby seat section of grocery carts and handle ad sales. PPMC has received a proposal from Spar Inc. to install the last word(TM) and handle the ad changes and maintenance. Spar Inc. has 6,500 people across the United States that provide services to stores. PPMC will contract with injection molding companies to manufacture the last word(TM).

Marketing, Sales and Operations

      PPMC will rent the child seat locations on grocery carts from supermarkets for a rental rate equal to 10% of the gross advertising revenues that the Company receives. PPMC will sell the advertising for each of the ten positions on the last word(TM) to manufacturers of leading national brand products sold in supermarkets. Each position is priced at $2.25 per month per thousand customer checkouts at the grocery store. Advertising agencies will receive a 15% commission for all advertisements placed on behalf of their clients. This advertising will be replaced in quarterly cycles to coincide with the seasons.

Radio and TV

PPMC has entered into a joint participation agreement with CBS Radio and TV wherein CBS will offer stores free advertising and then sell Radio,TV and the last word(TM) advertising to product manufactures who sell their products in the stores.

Shelf talkers, Coupon dispensers

Through an agreement with National Hispanic Retail Networks (NHR). PPMC can offer Shelf Talkers and Coupon Dispensers to the stores carrying the last word(TM). NHR who has Shelf Talkers and Coupon Dispensers in 4,400 will also be able to offer the last word to their clients.

The Point of Purchase (POP) Market

      The following discussion of the Point of Purchase (POP) market is based upon the "Supermarket Buying Habits Survey" published by The Point Of Purchase Advertising Institute, Inc. (POPAI), based in Washington DC.. Point of purchase advertising is a $17 billion business.The basis of the growth of POP advertising is its capacity to influence the buying decisions of shoppers after they enter a store. POPAI has determined that average shoppers make the decisions for choosing two thirds of their supermarket purchases after they enter a store. Other marketing professionals concur with these findings.

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

Competition

      A number of companies compete in the point of purchase grocery cart advertising industry. The most significant competitors are Actmedia Inc. ("Actmedia") and Floor Graphics.

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

      In addition to Actmedia (News America), there are a number of other competitors in the industry. VideOcart is a shopping cart equipped with a black and white battery operated video screen, which imparts information as well as advertisements. Other competitors include shelf and aisle displays as well as a number of newer hi-tech POP displays. Various electronic in-store displays and coupon systems exist including: Aisle Vision to straddle the aisle; Market Vision, an electronic message board crawl screen; POPNET, a computerized in-store system displaying animated sequences and price promotions; Actmedia's Instant Coupon Machine, an on-shelf electronic dispensing device; and Shelf Vision, another electronic display system.

      In Store  Advertising  has a  backlit  display  unit  with an LED read out placed above the aisle in grocery stores. Other displays include motion-activated units designed to heighten product visibility. Camtalker's sensory equipment triggers a taped message whenever a customer comes within range. Soundtron also triggers a message to potential customers as does Voice Vendor.

      The Company believes that since the last word(TM) will be in continuous communication with each and every shopper in the store, it will be more effective than the products of its competitors.

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

Quarterly Financial Statements:

The Note 6 of the Notes to Unaudited Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Three Months Ended September 30, 2004
   Versus Three Months Ended September 30, 2003

The net loss increased from approximately $24,368 for the three months ended September 30, 2003 to approximately $169,811 for the three months ended September 30, 2004. The item of significant increase for the three months ended September 30, 2004 over the comparable period of the prior year was an increase in general and administrative expense from approximately $9,200 in 2003 to approximately $153,000 for the three months ended September 30, 2004 due to an increase in professional services, and an increase in consulting expense from approximately $2,500 and $-0- in 2003 to approximately $73,000 and $68,000 for the three months ended September 30, 2004, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At September 30, 2004 we had a working deficit of $624,000. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

In August 2004, the Company contract with Charterhouse Capital Markets, Inc. ("CCMI"), to assist the Cmpany in securing financing to conduct a nationwide rollout program of The Lastword(TM).

On November 4, 2004, CCMI entered into a Memorandum of Understanding ("MOU") with Atlas E.D.C. under which CCMI and Allas E.D.C. will issue a $100,000,000 variable rate demand note ("VRDN"). Under the terms of the MOU, Allas E.D.C. will advance $5,000,000 into escrow which are the fees required to rate, issue and place the $100,000,000 VRDN offer.

Through the use of proceeds from the VRDN, CCMI will generate and fund on a scheduled basis, up to $25,000,000 for the national rollout of the Company's potential "The LastWord"(TM) advertising display device. The balance of $75,000,000 in generated funds will be directed to Atlas E.D.C. low income housing project in the State of Illinois.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

Not applicable

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PURCHASE POINT MEDIA CORPORATION


                                   By:/s/Albert Folsom
                                      ----------------------------
                                      Albert Folsom, President and
                                      Chief Executive Officer

Dated:  November 12, 2004

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.