Form 10QSB
period 2004-12-31
PURCHASE POINT MEDIA CORP
filed 2005-02-04
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At January 21, 2005 there were 21,678,940 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----

Part I.  Financial Information                                               1

  Item 1.   Financial Statements

            Balance Sheets as of December 31,
             2004 (unaudited) an June 30, 2004                               2

            Statements of Operations for the Six and Three Months Ended
             December 31, 2004 and 2003 (unaudited) and the Period June
             28, 1996 (Date of
             Formation) through December 31, 2004                            3

            Statements of Stockholders' Deficiency
            for the Period June 28, 1996 (Date of Formation)
            through December 31, 2004                                      4 - 5

            Statements of Cash Flows for the Six
             Months Ended December 31, 2004 and
             2003 (unaudited) and the Period June
             28, 1996 (Date of Formation) through
             December 31, 2004                                             6 - 7

            Notes to Financial Statements (unaudited)                     8 - 11

  Item 2.   Management's Discussion and Analysis
             or Plan of Operations                                       12 - 19

  Item 3.   Quantitative and Qualitative Disclosures about
             Market risk fair value of financial instruments                20

  Item 4.   Controls and Procedures                                         20

Part II. Other Information

  Item 1.   Legal Proceedings                                               20

  Item 4.   Submission of Matters to a Vote of Security Holders             20

  Item 5 Other Information                                                  21

  Item 6.   Exhibits and Reports on Form 8-K                                21

Signatures                                                                  22

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

      The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       December 31, 2004 and June 30, 2004

                         ASSETS
                                                     December 31,     June 30,
                                                         2004           2004
                                                     -----------    -----------
CURRENT ASSETS:
  Cash                                               $    10,621    $    26,859
                                                     -----------    -----------
     Total Current Assets                                 10,621         26,859
                                                     -----------    -----------

PROPERTY AND EQUIPMENT
   - net of depreciation                                   1,329          1,623

OTHER ASSETS:
  Patents - net of amortization                           16,246         17,158
  Other assets                                               600            600
                                                     -----------    -----------
     Total Other Assets                                   16,846         17,758
                                                     -----------    -----------

    TOTAL ASSETS                                     $    28,796    $    46,240
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable related party                         $   827,118    $   815,708
  Accrued interest payable - related parties             293,485        261,932
  Accounts payable  - related parties                     72,000         72,000
  Accounts payable                                       107,355        126,985
                                                     -----------    -----------

     Total Current Liabilities                         1,299,958      1,276,625
                                                     -----------    -----------

STOCKHOLDERS' DEFICIENCY:
Preferred stock
  50,000,000 shares authorized at no par value;
  2,000 shares issued and oustanding at
  redemtpion value                                           170            170
Common stock
  100,000,000 shares authorized at no par value;
 21,678,940 and 19,678,940 shares issued
 and outstanding on December 31, 2004
  and June 30, 2004, respectively                      1,762,985      1,262,983
  Additional paid-in capital                             128,128        128,128
  Deficit accumulated during the
   development stage                                  (3,162,445)    (2,621,666)
                                                     -----------    -----------

     Total Stockholders' Deficiency                   (1,271,162)    (1,230,385)
                                                     -----------    -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY                            $    28,796    $    46,240
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS - UNAUDITED
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003, AND THE
                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
     AND THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                            FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED         JUNE 28, 1996
                                                  DECEMBER 31,                         DECEMBER 31,                    to
                                       ------------------------------        ------------------------------        DECEMBER 31,
                                           2004               2003               2004               2003               2004
                                       -----------        -----------        -----------        -----------        -----------
REVENUES                               $        --        $        --        $        --        $        --        $        --

EXPENSES:
  Administrative                           506,901             64,712             17,085             55,514          2,254,004
  Depreciation and amortization              1,207              1,468                604                734             26,761
                                       -----------        -----------        -----------        -----------        -----------

NET LOSS - before other expenses          (508,108)           (66,180)           (17,689)           (56,248)        (2,280,765)

OTHER EXPENSES

Loss from theft - net                           --                 --                 --                 --           (354,477)
Interest                                   (32,671)            28,874            (16,335)            14,438           (527,203)
                                       -----------        -----------        -----------        -----------        -----------

NET LOSS                               $  (540,779)       $   (95,054)       $   (34,024)       $   (70,686)       $(3,162,445)
                                       ===========        ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE -
 Basic and diluted                     $     (0.03)       $     (0.01)       $        --        $        --
                                       ===========        ===========        ===========        ===========

AVERAGE OUTSTANDING SHARES
   (stated in 1,000's)

Basic                                       21,412             17,239             21,556             17,670
                                       ===========        ===========        ===========        ===========
Diluted                                     21,412             17,239             21,556             17,670
                                       ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
       PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH DECEMBER 31, 2004
                                   (Unaudited)

                                      PREFERRED STOCK             COMMON STOCK              ADDITIONAL    RETAINED
                                    -----------------------     -----------------------      PAID-IN      EARNINGS
                                      SHARES       AMOUNT        SHARES        AMOUNT        CAPITAL      (DEFICIT)       TOTAL
                                    ---------     ---------     ---------     ---------     ---------     ---------      ---------
Balance, June 28,
 1996 (Date of
 Formation)                                --     $      --            --     $      --     $      --     $      --      $      --

Issuance of common
 stock for cash at $.009                   --            --     1,175,000        10,000            --            --         10,000

Common stock split                         --            --     3,525,000            --            --            --             --

Issuance of preferred
 stock for services at $.09             2,000           170            --            --            --            --            170

Net loss for the period
 ended June 30, 1996                       --            --            --            --            --      (338,760)      (338,760)

Recapitalization from
 reverse merger                            --            --     6,675,000         8,500            --            --          8,500

Net loss for the year ended
 June 30, 1997                             --            --            --            --            --       (99,350)       (99,350)

Net loss for the year ended
 June 30, 1998                             --            --            --            --            --      (142,719)      (142,719)

Sale of common stock
 for cash at $7.00                         --            --        34,571       241,997            --            --        241,997

Issuance of warrants
 for financing at $.67                     --            --            --            --        23,104            --         23,104

Net loss for the year ended
 June 30, 1999                             --            --            --            --            --      (458,843)      (458,843)

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    PERIOD JUNE 28, 1996 (DATE OF FORMATION)
                     THROUGH DECEMBER 31, 2004 (Continued)
                                   (Unaudited)

                                                                       Common Stock
                                                                 ------------------------    Additional     Retained
                                      Preferred        Par                        Stated      Paid-In       Earnings
                                        Stock         Value        Shares         Value       Capital       (Deficit)       Total
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Issuance of warrants
 for financing at $.08                       --            --            --            --        83,738            --        83,738

Sale of common stock
 (at $1.00 per share)                        --            --       117,665       117,665            --            --       117,665

Sale of common stock
 for cash at $.50                            --            --       336,076       168,038            --            --       168,038

Net loss for the year ended
 June 30, 2000                               --            --            --            --            --      (483,493)     (483,493)

Issuance of warrants for
 financing at $.08                           --            --            --            --        21,286            --        21,286

Issuance of common stock
 for cash at $1.00 , net of costs            --            --        97,138        97,138            --            --        97,138

Net loss for the year ended
 June 30, 2001                               --            --            --            --            --      (282,592)     (282,592)

Issuance of common stock
 for cash at $.05                            --            --     1,613,490        80,674            --            --        80,674

Issuance of common stock
 for debt                                    --            --     3,500,000       402,021            --            --       402,021

Net loss for the year ended
  June 30, 2002                              --            --            --            --            --      (500,234)     (500,234)

Issuance of common stock
 for cash at $.05 to $.10                    --            --       650,000        39,000            --            --        39,000

Net loss for the year ended
  June 30, 2003                              --            --            --            --            --       (92,158)      (92,158)

Issuance of common stock
 at $.05                                     --            --     1,360,000        68,000            --            --        68,000

Issuance of common stock
  for services
 at $.05 to $.10                             --            --       595,000        29,950            --            --        29,950

Net loss for the year ended
  June 30, 2004                              --            --            --            --            --      (223,517)     (223,517)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2004                    2,000           170    19,678,940     1,262,983       128,128    (2,621,666)   (1,230,385)

Issuance of common stock
  for costs of stock offering                --            --     1,000,000            --            --            --            --

Issuance of common stock
 for services at $.50                        --            --       400,000       200,000            --            --       200,000

Issuance of common stock
 for payment of debt at
 $.50 per share                              --            --       190,000        95,000            --            --        95,000

Issuance of common stock
  for costs of stock offering                --            --       410,000       205,000            --            --       205,000

Net loss for the six months
 ended December 31, 2004                     --            --            --            --            --      (540,779)     (540,779)

Balance at
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
   December 31, 2004                      2,000           170    21,678,940     1,762,983       128,128    (3,162,445)   (1,271,164)
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE
          PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                    JUNE 28,
                                                                     1996
                                   FOR THE SIX MONTHS ENDED           TO
                                         DECEMBER 31,             DECEMBER 31,
CASH FLOWS FROM OPERATING            2004            2003            2004
                                  -----------     -----------     -----------
 ACTIVITIES:
  Net loss                        $  (540,779)    $   (95,054)    $(3,162,445)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
   Depreciation and
    amortization                        1,206           1,468          26,760
Changes in accounts payable           118,335          68,829         981,274
Issuance of common and
  preferred stock for expenses        405,000              --         443,620
Issuance of warrants for
  financing                                --              --         128,128
Net Change in Cash from
    Operations                        (16,238)        (24,757)     (1,582,663)
                                  -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Security deposit                         --              --            (600)
  Acquisition of patents                   --              --         (31,542)
  Purchase  of equipment                   --              --         (12,793)
                                  -----------     -----------     -----------

Net Change from investing
  Activities                               --              --         (44,935)
                                  -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net proceeds from notes
    payable - related parties              --              --         815,708
  Proceeds from sale of
   common stock                            --          53,000         822,511
                                  -----------     -----------     -----------
     Net Cash Provided by
      Financing Activities                 --          53,000       1,638,219
                                  -----------     -----------     -----------

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE
          PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                     JUNE 28,
                                          FOR THE SIX MONTHS          1996
                                                ENDED                   TO
                                             DECEMBER 31,           DECEMBER 31,
                                         2004           2003           2004
                                       --------       --------       --------

Net (Decrease) Increase in Cash         (16,238)        28,243         10,621

Cash - Beginning of Period               26,859             --             --
                                       --------       --------       --------

Cash - End of Period                   $ 10,621       $ 28,243       $ 10,621
                                       ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely that not, that such tax benefits will not be realized.

On December 31, 2004, the Company had a net operating loss carry forward of $3,162,445, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2024.

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

FINANCIAL AND CONCENTRATINS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

           Office and other equipment at cost              $12,793
                Less accumulated depreciation               11,464
                                                           -------
                                                           $ 1,329
                                                           =======

Office equipment is depreciated on the straight line method over five and seven years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

           Patents at cost                                $ 31,543
                Less accumulated amortization               15,297
                                                          --------
                                                          $ 16,246
                                                          ========

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

2. ACQUISITION OF PURCHASE POINT MEDIA CORPORATION

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

3. CAPITAL STOCK

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

For the six months ended December 31, 2004 the Company issued 590,000 common shares for the payment of a debt and for services and 1,410,000 common shares for the costs of a planned stock offering.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 31% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $827,118 plus accrued interest payable of $293,485 on December 31, 2004. An officer-director also has accrued consultant fees due him of $72,000.

5. GOING CONCERN

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

Six Months Ended December 31, 2004
   Versus Six Months Ended December 31, 2003

The net loss increased from approximately $95,054 for the six months ended December 31, 2003 to approximately $540,779 for the six months ended December 31, 2004. The item of significant increase for the six months ended December 31, 2004 over the comparable period of the prior year was an increase in general and administrative expense from approximately $6,400 in 2003 to approximately $506,900 for the six months ended December 31, 2004 due to an increase in professional services, and an increase in consulting expense from approximately $2,500 and $-0- in 2003 to approximately $80,250 and $405,000 for the six months ended December 31, 2004, respectively.

Three Months Ended December 31, 2004
   Versus Three Months Ended December 31, 2003

The net loss decreased from approximately $56,248 for the three months ended December 31, 2003 to approximately $17,689 for the three months ended December 31, 2004. The item of significant increase for the three months ended December 31, 2004 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $55,500 in 2003 to approximately $17,100 for the three months ended December 31, 2004 due to a decrease in marketing services from approximately $ 46,000 in 2003 to approximately $-0- for the three months ended December 31, 2004, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At December 31, 2004 we had a working deficit of approximately $1,289,000 Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

In August 2004, the Company contract with Charterhouse Capital Markets, Inc. ("CCMI"), to assist the Company in securing financing to conduct a nationwide rollout program of The Lastword(TM).

On November 4, 2004, CCMI entered into a Memorandum of Understanding ("MOU") with Atlas E.D.C. under which CCMI and Atlas E.D.C. will issue a $100,000,000 variable rate demand note ("VRDN"). Under the terms of the MOU, Atlas E.D.C. will advance $5,000,000 into escrow which are the fees required to rate, issue and place the $100,000,000 VRDN offer.

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

                             PURCHASE POINT MEDIA CORPORATION


                             By: /s/ Albert Folsom
                                 --------------------------------
                                 Albert Folsom, President and
                                 Chief Executive Officer

Dated: February 4, 2005

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.