Form 10QSB
period 2005-03-31
PURCHASE POINT MEDIA CORP
filed 2005-05-04
CIK 1001065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

YES  _X_    NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At April 29, 2005 there were 21,928,940 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information                                              1

  Item 1.    Financial Statements

             Balance Sheets as of March 31,
              2005 (unaudited) and June 30, 2004                            2

             Statements of  Operations  for the Nine and Three Months
              Ended March 31, 2005 and 2004 (unaudited) and the Period
              June 28, 1996 (Date of Formation) through March 31, 2005      3

             Statements of Stockholders' Deficiency
             for the Period June 28, 1996 (Date of Formation)
             through March 31, 2005                                      4 - 5

             Statements of Cash Flows for the Nine
              Months Ended March 31, 2005 and
              2004 (unaudited) and the Period June
              28, 1996 (Date of Formation) through
              March 31, 2005                                             6 - 7

             Notes to Financial Statements (unaudited)                   8 - 11

  Item 2.    Management's Discussion and Analysis
              or Plan of Operations                                     12 - 19

  Item 3.    Quantitative and Qualitative Disclosures about
              Market risk fair value of financial instruments              20

  Item 4.    Controls and Procedures                                       20


Part II. Other Information

  Item 1.    Legal Proceedings                                             20

  Item 4.    Submission of Matters to a Vote of Security Holders           20

  Item 5     Other Information                                             21

  Item 6.    Exhibits and Reports on Form 8-K                              21

Signatures                                                                 22

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

         The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        March 31, 2005 and June 30, 2004


                         ASSETS
                                                      March 31,       June 30,
                                                        2005            2004
                                                    -----------     -----------
CURRENT ASSETS:
  Cash                                              $        --     $    26,859
                                                    -----------     -----------
     Total Current Assets                                    --          26,859
                                                    -----------     -----------
PROPERTY AND EQUIPMENT
   - net of depreciation                                  1,182           1,623

OTHER ASSETS:
  Patents - net of amortization                          15,790          17,158
  Other assets                                              600             600
                                                    -----------     -----------
     Total Other Assets                                  16,390          17,758
                                                    -----------     -----------

    TOTAL ASSETS                                    $    17,572     $    46,240
                                                    ===========     ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable related party                        $   829,408     $   815,708
  Accrued interest payable - related parties            310,297         261,932
  Accounts payable  - related parties                    72,000          72,000
  Accounts payable                                      111,823         126,985
                                                    -----------     -----------

     Total Current Liabilities                        1,323,528       1,276,625
                                                    -----------     -----------
STOCKHOLDERS' DEFICIENCY:
Preferred stock
  50,000,000 shares authorized at no par value;
  2,000 shares issued and oustanding at
  redemtpion value                                          170             170
Common stock
  100,000,000 shares authorized at no par value;
 21,928,940 and 19,678,940 shares issued
 and outstanding on March 31, 2005
  and June 30, 2004, respectively                     1,782,983       1,262,983
  Additional paid-in capital                            128,128         128,128
  Deficit accumulated during the
   development stage                                 (3,217,237)     (2,621,666)
                                                    -----------     -----------

     Total Stockholders' Deficiency                  (1,305,956)     (1,230,385)
                                                    -----------     -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY                           $    17,572     $    46,240
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS - UNAUDITED
             FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004, AND
             THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE
                    PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005

                                     FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED    JUNE 28, 1996
                                              MARCH 31,                      MARCH 31,                  to
                                    ---------------------------     ---------------------------       MARCH 31,
                                        2005            2004            2005           2004             2005
                                    -----------     -----------     -----------     -----------     -----------
REVENUES                            $        --     $        --     $        --     $        --     $        --

EXPENSES:
  Administrative                        544,720          93,620          37,819          28,908       2,291,823
  Depreciation and amortization           1,810           2,202             603             734          27,364
                                    -----------     -----------     -----------     -----------     -----------

NET LOSS - before other expenses       (546,530)        (95,822)        (38,422)        (29,642)     (2,319,187)

OTHER EXPENSES

Loss from theft - net                        --              --              --              --        (354,477)
Interest                                (49,041)        (43,311)        (16,370)        (14,437)       (543,573)
                                    -----------     -----------     -----------     -----------     -----------

NET LOSS                            $  (595,571)    $  (139,133)    $   (54,792)    $   (44,079)    $(3,217,237)
                                    ===========     ===========     ===========     ===========     ===========

LOSS PER COMMON SHARE -
 Basic and diluted                  $     (0.03)    $     (0.01)    $        --     $        --
                                    ===========     ===========     ===========     ===========

AVERAGE OUTSTANDING SHARES
   (stated in 1,000's)

Basic                                    21,714          17,421          21,785          17,670
                                    ===========     ===========     ===========     ===========
Diluted                                  21,714          17,421          21,785          17,670
                                    ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH MARCH 31, 2005
                                   (Unaudited)

                                PREFERRED STOCK            COMMON STOCK
                               -----------------     -----------------------   ADDITIONAL  RETAINED
                                                                                PAID-IN    EARNINGS
                               SHARES     AMOUNT      SHARES        AMOUNT      CAPITAL    (DEFICIT)       TOTAL
                               -------   -------     ---------    ----------    -------    ---------     ----------
Balance, June 28,
 1996 (Date of
 Formation)                        --    $    --            --    $       --    $    --    $      --     $       --

Issuance of common
 stock for cash at $.009           --         --     1,175,000        10,000         --           --         10,000

Common stock split                 --         --     3,525,000            --         --           --             --

Issuance of preferred
 stock for services at $.09     2,000        170            --            --         --           --            170

Net loss for the period
 ended June 30, 1996               --         --            --            --         --     (338,760)      (338,760)

Recapitalization from
 reverse merger                    --         --     6,675,000         8,500         --           --          8,500

Net loss for the year ended
 June 30, 1997                     --         --            --            --         --      (99,350)       (99,350)

Net loss for the year ended
 June 30, 1998                     --         --            --            --         --     (142,719)      (142,719)

Sale of common stock
 for cash at $7.00                 --         --        34,571       241,997         --           --        241,997

Issuance of warrants
 for financing at $.67             --         --            --            --     23,104           --         23,104

Net loss for the year ended
 June 30, 1999                     --         --            --            --         --     (458,843)      (458,843)


   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH MARCH 31, 2005 (Continued)
                                   (Unaudited)

                                                          COMMON STOCK
                                                    -------------------------   ADDITIONAL    RETAINED
                               PREFERRED    PAR                      STATED      PAID-IN      EARNINGS
                                 STOCK     VALUE      SHARES          VALUE      CAPITAL      (DEFICIT)         TOTAL
                                -------   -------   ---------    ------------    -------      ---------       ----------
Issuance of warrants
 for financing at $.08              --        --            --             --       83,738             --          83,738

Sale of common stock
 (at $1.00 per share)               --        --       117,665        117,665           --             --         117,665

Sale of common stock
 for cash at $.50                   --        --       336,076        168,038           --             --         168,038

Net loss for the year ended
 June 30, 2000                      --        --            --             --           --       (483,493)       (483,493)

Issuance of warrants for
 financing at $.08                  --        --            --             --       21,286             --          21,286

Issuance of common stock
 for cash at $1.00 , net of cost    --        --        97,138         97,138           --             --          97,138

Net loss for the year ended
 June 30, 2001                      --        --            --             --           --       (282,592)       (282,592)

Issuance of common stock
 for cash at $.05                   --        --     1,613,490         80,674           --             --          80,674

Issuance of common stock
 for debt                           --        --     3,500,000        402,021           --             --         402,021

Net loss for the year ended
  June 30, 2002                     --        --            --             --           --       (500,234)       (500,234)

Issuance of common stock
 for cash at $.05 to $.10           --        --       650,000         39,000           --             --          39,000

Net loss for the year ended
  June 30, 2003                     --        --            --             --           --        (92,158)        (92,158)

Issuance of common stock
 at $.05                            --        --     1,360,000         68,000           --             --          68,000

Issuance of common stock
  for services
 at $.05 to $.10                    --        --       595,000         29,950           --             --          29,950

Net loss for the year ended
  June 30, 2004                     --        --            --             --           --       (223,517)       (223,517)
                                ------    ------    ----------    -----------    ---------    -----------     -----------

Balance, June 30, 2004           2,000       170    19,678,940      1,262,983      128,128     (2,621,666)     (1,230,385)

Issuance of common stock
  for costs of stock offering       --        --     1,000,000             --           --             --              --

Issuance of common stock
 for services at $.50 per share     --        --       400,000        200,000           --             --         200,000

Issuance of common stock
 for payment of debt at
 $.50 per share                     --        --       190,000         95,000           --             --          95,000

Issuance of common stock
  for services at $.08 per share    --        --       250,000         20,000           --             --          20,000

Issuance of common stock
  for services at $.50 per share    --        --       410,000        205,000           --             --         205,000

Net loss for the nine months
 ended March 31, 2005               --        --            --             --           --       (595,571)       (595,571)
                                ------    ------    ----------    -----------    ---------    -----------     -----------
Balance at March 31, 2005        2,000    $  170    21,928,940    $ 1,782,983    $ 128,128    $(3,217,237)    $(1,305,956)
                                ======    ======    ==========    ===========    =========    ===========     ===========


   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
          FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE
           PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO MARCH 31, 2005


                                                                     JUNE 28,
                                                                       1996
                                     FOR THE NINE MONTHS ENDED          TO
                                             MARCH 31,               MARCH 31,
                                       2005            2004            2005
CASH FLOWS FROM OPERATING          -----------     -----------     -----------
 ACTIVITIES:
  Net loss                         $  (595,571)    $  (139,133)    $(3,217,237)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
   Depreciation and
    amortization                         1,809           2,202          27,363
Changes in accounts payable            141,903          65,433       1,004,842
Issuance of common
  stock for expenses                   425,000              --         463,620
   Non-cash interest expense                --          43,311              --
Issuance of warrants for
  financing                                 --              --         128,128
                                   -----------     -----------     -----------
Net Change in Cash from
    Operations                         (26,859)        (28,187)     (1,593,284)
                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Security deposit                          --              --            (600)
  Acquisition of patents                    --              --         (31,542)
  Purchase  of equipment                    --              --         (12,793)
                                   -----------     -----------     -----------

Net Change from investing
  Activities                                --              --         (44,935)
                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net proceeds from notes
    payable - related parties               --              --         815,708
  Proceeds from sale of
   common stock                             --          53,000         822,511
                                   -----------     -----------     -----------
     Net Cash Provided by
      Financing Activities                  --          53,000       1,638,219
                                   -----------     -----------     -----------


   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
          FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE
           PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO MARCH 31, 2005


                                                                 JUNE 28,
                                       FOR THE NINE MONTHS         1996
                                             ENDED                  TO
                                            MARCH 31,            MARCH 31,
                                      2005           2004          2005
                                   ----------     ----------    ---------

Net (Decrease) Increase in Cash       (26,859)        24,813           --

Cash - Beginning of Period             26,859         11,736           --
                                   ----------     ----------    ---------

Cash - End of Period               $       --     $   36,549    $      --
                                   ==========     ==========    =========




   The accompanying notes are an integral part of these financial statements

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005

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

On March 31,  2005,  the  Company  had a net  operating  loss  carry  forward of
$3,217,237, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2024.

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

FINANCIAL AND CONCENTRATINS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

                Office and other equipment at cost      $  12,793
                  Less accumulated depreciation            11,611
                                                        ---------
                                                        $   1,182
                                                        =========

Office equipment is depreciated on the straight line method over five and seven years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

                Patents at cost                         $  31,543
                  Less accumulated amortization            15,753
                                                        ---------
                                                        $  15,790
                                                        =========

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

3. CAPITAL STOCK

On February 1, 2000, the Company entered into a subscription agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's common stock, each unit consisting of one thousand shares of common stock at $1.00 per share (the fair value at the date of the subscription agreement) and one thousand common stock purchase warrants. The warrants expired January 31, 2005.

For the nine months ended March 31, 2005 the Company issued 1,060,000 common shares for services valued at $425,000, the fair market value, 190,000 common shares for the payment of a debt in the amount of $95,000 and 1,000,000 common shares in connection with a planned stock offering.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled company owns 31% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $829,408 plus accrued interest payable of $310,297 on March 31, 2005. An officer-director also has accrued consultant fees due him of $72,000.

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

Nine Months Ended March 31, 2005
   Versus Nine Months Ended March 31, 2004

The net loss increased from approximately $139,000 for the nine months ended March 31, 2004 to approximately $596,000 for the nine months ended March 31, 2005. The items of significant increase for the nine months ended March 31, 2005 over the comparable period of the prior year was an increase in general and administrative expense and interest expense from approximately $93,620 and $43,300 in 2004 to approximately $545,000 and $49,000 for the nine months ended March 31, 2005 due to an increase in professional services and consulting expense from approximately $2,500 and $-0- in 2004 to approximately $28,000 and $425,000 for the nine months ended March 31, 2005, respectively.


Three Months Ended March 31, 2005
   Versus Three Months Ended March 31, 2004

The net loss increased from approximately $44,100 for the three months ended March 31, 2004 to approximately $54,800 for the three months ended March 31, 2005. The item of significant increase for the three months ended March 31, 2005 over the comparable period of the prior year was an increase in general and administrative expense from approximately $28,900 in 2004 to approximately $37,800 for the three months ended March 31, 2005 due to an increase in consulting of $20,000 and a decrease in marketing services from approximately $11,100 in 2004 to approximately $-0- for the three months ended March 31, 2005, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At March 31, 2005 we had a working deficit of approximately $1,324,000 Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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


                                              PURCHASE POINT MEDIA CORPORATION


                                              By: /s/Albert Folsom
                                                  ----------------------------
                                                  Albert Folsom, President and
                                                  Chief Executive Officer


Dated:  April 29, 2005

EXHIBIT INDEX


Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.