Form 10KSB
period 2005-06-30
PURCHASE POINT MEDIA CORP
filed 2005-10-13
CIK 1001065

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 000-25385

PURCHASE POINT MEDIA CORPORATION
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Exact name of registrant as specified in its charter)

MINNESOTA -------------------------------	41-1853993 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Melville Street, Suite 320, Vancouver, BC Canada V6E 4A6
(604) 926-7859
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Address and telephone number, including area code, of
registrant’s principal executive office)

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

YES [ X ]                                          NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Aggregate market value of voting stock held by non-affiliates as of September 1, 2005 was approximately $351,118 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day),

Number of shares of Common Stock outstanding as of September 1, 2005: 22,378,940.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PURCHASE POINT MEDIA CORPORATION

INDEX

Part I	Page

Item 1.	Description of Business	1
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

Part II

Part III

Item 9.	Directors and Executive Officers; Promoters and Control Persons;Compliance with Section 16 (a) of the Exchange Act	13
Item 10.	Executive Compensation	17
Item 11.	Security Ownership of Certain Beneficial Owners and Management	17
Item 12.	Certain Relationships andRelated Transactions	18

Part IV

Item 13.	Exhibits and Reports on Form 8-K	19
Item 14.	Principal Accountant Fees and Services	22

Signatures Page F-1 follows Page 12	23

Item 1. Description of Business

Purchase Point Media Corporation ("PPMC" or the "Company"), with offices located at 1100 Malville Street, Suite 320, Vancouver, BC Canada V6E 4A6 was organized under the laws of the State of Minnesota on June 29, 1996. PPMC owns a patented grocery cart advertising display device called the last word® that attaches to supermarket shopping carts. At this time, patents have been granted in the United States, Canada, France, Germany and the United Kingdom. The last word® is a registered trademark owned by PPMC. The Company is still in the development stage and is not an operating company. There can be no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

The last word® is a clear plastic, weatherproof, highly durable, state of the art, point-of-purchase ("POP") display device that encloses a glossy color photo insert. The panel is 1/4 inch thick, 7 inches high and 16 inches wide. The last word® insert contains 10 three by three inch advertisement frames. The last word® attaches to the back of the child's seat section in grocery carts, so that it is directly in front of the shopper's eyes. Management believes that the last word® has powerful advantages over competing POP advertising media.

The development of the last word® began in 1991 when the inventor, Albert Folsom, applied for patent protection. Subsequent to that, Amtel Communications Inc. ("Amtel") invested over $1,000,000 in the development of the last word®, which included applying for and receiving the registered trademark for the last word®. In June 1994, a Nevada corporation also called Purchase Point Media Corporation acquired the patents and the exclusive marketing rights and trademark. In April 1997, a public Minnesota corporation acquired the assets of Purchase Point Media Corporation, leaving PPMC (Minnesota) as the surviving company.

From 1993 to present, PPMC worked on development of the last word™, seeking patent protection in additional countries and setting the stage to launch a global point of purchase advertisement service company. In November 2003 PPMC contracted with SourceOne in New York City to contract with grocery chains to lease the baby seat section of grocery carts and handle ad sales. PPMC has received a proposal from Spar Inc. to install the last word™ and handle the ad changes and maintenance. Spar Inc. has 6,500 people across the United States that provide services to stores. PPMC will contract with injection molding companies to manufacture the last word™.

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

Marketing, Sales and Operations

PPMC will rent the child seat locations on grocery carts from supermarkets for a rental rate equal to 10% of the gross advertising revenues that the Company receives. PPMC will sell the advertising for each of the ten positions on the last word™ to manufacturers of leading national brand products sold in supermarkets. Each position is priced at $2.25 per month per thousand customer checkouts at the grocery store. Advertising agencies will receive a 15% commission for all advertisements placed on behalf of their clients. This advertising will be replaced in quarterly cycles to coincide with the seasons.

Radio and TV

PPMC has entered into a joint participation agreement with CBS Radio and TV wherein CBS will offer stores free advertising and then sell Radio,TV and the last word™ advertising to product manufactures who sell their products in the stores.

Shelf talkers, Coupon dispensers

Through an agreement with National Hispanic Retail Networks (NHR). PPMC can offer Shelf Talkers and Coupon Dispensers to the stores carrying the last word™. NHR who has Shelf Talkers and Coupon Dispensers in 4,400 will also be able to offer the last word to their clients.

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

The Company believes that since the last word™ will be in continuous communication with each and every shopper in the store, it will be more effective than the products of its competitors.

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

Production and Manufacturing

The early stage manufacturing of the last word® has been undertaken by Lesair, Inc. in San Diego, California. The manufacturer of the final production runs has not been determined. Competitive bids are being tendered at this time.

Item 2. Description of Property

At present, the Company does not own any real property. The Company leases office space at $1,000 per month, on a month-to-month basis at Palmerston Avenue, West Vancouver, British Columbia, Canada.

Item 3. Legal Proceedings

PPMC is not a party to any other litigation nor is its property the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the year ending June 30, 2005

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the OTC Pink Sheets Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of June 30, 2005, the Company had approximately 110 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

	Price
	High	Low
Fiscal Year 2005
First Quarter Ended September 30	$ 0.74	$ 0.31
Second Quarter Ended December 31	0.40	0.08
Third Quarter Ended March 31	0.12	0.07
Fourth Quarter Ended June 30	0.10	0.03

Fiscal Year 2004
First Quarter Ended September 30	$ 0.15	$ 0.02
Second Quarter Ended December 31	0.28	0.05
Third Quarter Ended March 31	0.28	0.14
Fourth Quarter Ended June 30	0.64	0.15

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

On February 1, 2000 the Company entered into an agreement with Quadrant Financial Inc. ("Quadrant"). Quadrant subscribed for 500 units of the Company's Common Stock, each unit consisting of (1,000) one thousand shares of Common Stock at $1.00 per share (the fair value at the date of the subscription agreement) and (1,000) one thousand common stock purchase warrants. The warrants are exercisable at $1.00 per share and expire January 31, 2005. From February 1, 2000 through January 31, 2001, the Company received $214,803 and issued Quadrent 214,803 shares of Company’s common stock. As of January 31, 2001 the agreement expired and no further funds were received. The Company relied upon the exemption contained in Rule 506 of Regulation D under the Securities Act in issuing the foregoing securities to Quadrant in that there was only one purchaser, which was an accredited investor.

	Title and		Principal	Total Offering Price
Date	Amount	Purchasers	Underwriter	Underwriting Discounts
July 2003	60,000 shares of	Private Investor	NA	$.05 per share/NA
common stock
July 2003	300,000 shares	Private Investor	NA	$.05 per share/NA
of common stock
June 2004	100,000 shares	Private Investor	NA	$.05 per share/NA
of common stock
February 2005	250,000 shares
	of common stock	Private Investor	NA	$.08 per share/NA

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,”“anticipates,”“expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies". There is no assurance that future products developed by the Company will be commercially successful products, or that the Company will achieve a profitable level of operations.

Note 5 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable.

  Other Matters

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

Results of Operations Years ended June 30, 2005 and 2004

The net loss increased from approximately $223,500 for the year ended June 30, 2004 to approximately $710,700 for the year ended June 30, 2005. The item of significant increase in the year ended June 30, 2005 over the comparable period of the prior year was an increase in general and administrative expenses from approximately $162,000 in 2004 to approximately $643,000 in 2005 primarily due to an increase in consulting fees in 2005.

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

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At June 30, 2005 we had a working capital deficit of $1,433,000 as compared with a working capital deficit of $1,250,000 at June 30, 2004. The increase in our working capital deficit is a result of the net loss incurred during the year ended June 30, 2005. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

In August 2004, the Company contract with Charterhouse Capital Markets, Inc. ("CCMI"), to assist the Company in securing financing to conduct a nationwide rollout program of The Lastword™.

On November 4, 2004, CCMI entered into a Memorandum of Understanding ("MOU") with Atlas E.D.C. under which CCMI and Atlas E.D.C. will issue a $100,000,000 variable rate demand note ("VRDN"). Under the terms of the MOU, Atlas E.D.C. will advance $5,000,000 into escrow which are the fees required to rate, issue and place the $100,000,000 VRDN offer.

Through the use of proceeds from the VRDN, CCMI will generate and fund on a scheduled basis, up to $25,000,000 for the national rollout of the Company's potential "The LastWord"™ advertising display device. The balance of $75,000,000 in generated funds will be directed to Atlas E.D.C. low income housing project in the State of Illinois.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

Item 7. Financial Statements

Page
1.	Financial Documents:

Independent Auditors’ Report	F-1

Balance Sheets, June 30, 2005 and 2004	F-2

Statements of Operations, Years Ended June 30, 2005 and 2004 and the Period June 28, 1996 (Date of Formation) Through June 30, 2005	F-3

Statements of Stockholders’ Equity (Deficiency) for the Period June 28, 1996 (Date of Formation) through June 30, 2005	F-4 - F-5

Statements of Cash Flows, Years Ended June 30, 2005 and 2004 and the Period June 28, 1996 (Date of Formation) through June 30, 2005	F- 6

Notes to Financial Statements	F- 7 - F-10

MADSEN & ASSOCIATES, CPA’s Inc.
Certified Public Accountants and Business Consultants

684 East Vine St, Suite 3
Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Purchase Point Media Corporation
West Vancouver B.C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Purchase Point Media Corporation (development stage company) at June 30, 2005 and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004 and the period June 28, 1996 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2005 and the results of operations, and cash flows for the years ended June 30, 2005 and 2004 and the period June 28, 1996 to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

s\ Madsen & Associates, CPA’s Inc.
Salt Lake City, Utah,

October 3, 2005
PURCHASE POINT MEDIA CORPORATION
( Development Stage Company)

BALANCE SHEET
June 30, 2005

ASSETS
CURRENT ASSETS
Cash	$-
Total Current Assets
PROPERTY AND EQUIPMENT - net of depreciation	1,036

PATENTS - net of amortization	11,166

$12202

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Notes payable - related parties	$826,983
Accrued interest payable - related parties	326,845
Accounts payable - related party	144,000
Accounts payable	135,461
Total Current Liabilities	1,433,289
STOCKHOLDERS' DEFICIENCY
Preferred Stock
50,000,000 shares authorized at no par value;
2,000 shares issued and outstanding at redemption value	170
Common stock
100,000,000 shares authorized at no par value;
21,928,940 shares issued and outstanding	1,782,983
Additional paid in capital	128,128
Deficit accumulated during the development stage	(3,332,368)
Total Stockholders' Deficiency	(1,421,087)

$12202

The accompanying notes are an integral part of these financial statements.

   PURCHASE POINT MEDIA CORPORATION
  ( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended June 30, 2005 and 2004 and the
Period June 28, 1996 (date of Inception) to June 30, 2005

	Jun 30, 2005	Jun 30, 2004	Jun 28, 1996 to Jun 30, 2005

REVENUES	$-	$-	$-

EXPENSES
Administrative	642,700	161,758	2,389,803
Depreciation and amortization	2,412	3,084	27,966

NET LOSS -before other expenses	(645,112)	(164,842)	(2,417,769)

OTHER EXPENSES

Loss from theft - net	-	-	(354,477)
Interest	(65,590)	(58,675)	(560,122)

NET LOSS	$(710,702)	$(223,517)	$(3,332,368)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.03)	$(.01)

AVERAGE OUTSTANDING SHARES (stated in 1,000's)
Basic	21,406	17,826
Diluted	21,906	18,326

The accompanying notes are an integral part of these financial statements.

 PURCHASE POINT MEDIA CORPORATION
  ( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2005 and 2004 and the
Period June 28, 1996 (date of Inception) to June 30, 2005

	Preferred Stock		Commom Stock		Capital In Excess
	Shares	Amount	Shares	Amount	of Par Value	Accumulated Deflict

Balance June 28, 1996	-	$-	$-	$-	$-	$-
Issuance of common stock for						-
cash at $.009	-	-	1,175,000	10,000	-	-
Common stock split	-	-	3,525,000	-	-	-
Issuance of preferred stock for						-
services at $.09	2,000	170	-	-	-	-
Net loss for the period
ended June 30, 1996	-		-	-	-	(338,760)
Recapitalization from reverse merger	-	-	6,675,000	8,500	-	-
Net loss for the year ended
June 30, 1997	-	-	-	-		(99,350)
Net loss for the year ended
June 30, 1998	-	-	-	-	-	(142,719)
Issuance of common stock for
cash at $7.00	-	-	34,571	241,997	-	-
Issuance of warrants for financing
at $.67 per share	-	-	-	-	23,104
Net loss for the year ended
June 30, 1999	-	-	-	-	-	(458,843)
Issuance of warrants for financing
at $.08 per share	-	-	-	-	83,738	-
Issuance of common stock for
cash at $1.00	-	-	117,665	117,665	-	-
Issuance of common stock for
cash at $.50	-	-	336,076	168,038	-	-
Net loss for the year ended
June 30, 2000	-	-	-	-		(483,493)
Issuance of warrants for financing
at $.08 per share	-	-	-	-	21,286	-
Issuance of common stock
cash at $1.00 - net of costs	-	-	97,138	97,138		-
Net loss for the year ended
June 30, 2001	-	-	-	-		(282,592)
Issuance of common stock for
cash at $.05	-	-	1,613,490	80,673
Issuance of common stock for debt	-	-	3,500,000	402,022	-	-
Net loss for the year ended
June 30, 2002	-	-	-	-	-	(500,234)

Balance June 30, 2002	2,000	$170	17,073,940	$1,126,033	$128,128	$(2,305,991)

The accompanying notes are an integral part of these financial statements

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY- continued
Period June 28, 1996 (date of inception) to June 30, 2005

	Preferred Stock		Commom Stock		Capital In Excess
	Shares	Amount	Shares	Amount	of Par Value	Accumulated Deflict
Issuance of common stock for
cash at $.10	-	-	650,000	39,000	-
Net loss for the year ended
June 30, 2003	-	-	-	-		(92,158)
Issuance of common stock for
cash at $.05	-	-	1,360,000	68,000	-
Issuance of common stock for
services at $.05 to $.10	-	-	595,000	29,950	-
Net loss for the year ended
June 30, 2004	-	-	-	-		(223,517)

Balance June 30, 2004	2,000	170	19,678,940	1,262,983	128,128	(2,621,666)

Issuance of common stock for cost
of stock offering	-	-	1,000,000	-	-	-
Issuance of common stock for payment
of debt at $.50 - August 2004	-	-	190,000	95,000	-	-
Issuance of common stock for services
at $.50 - August 2004	-	-	400,000	200,000	-	-
Issuance of common stock for services
at $.50 - October 2004	-	-	410,000	205,000	-	-
Issuance of common stock for services
at $.08 - March 2005	-	-	250,000	20,000	-	-
Net loss for the year ended
June 30, 2005	-	-	-	-	-	(710,702)

Balance June 30, 2005	2,000	$170	21,928,940	$1782,983	$128,128	$(3,332,368)

The accompanying notes are an integral part of these financial statements

   PURCHASE POINT MEDIA CORPORATION
  ( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2005 and 2004 and the
Period June 28, 1996 (date of inception) to June 30, 2005

		Jun 30, 2005	Jun 30, 2004		Jun 28, 1996 to Jun 30, 2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss		($710,702)	($223,517)		($3,332,368)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Depreciation and amortization		2,412	3,085		27,966
Changes in other assets		4,767	-4,767
Changes in accounts payable		251,664	82,585		1,114,603
Issuance common & preferred
stock for expenses		425,000	425,000		463,620
Issuance of warrants for financing					128,128

Net Change in Cash From Operations		(26,859)	(107,897)		(1,593,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit		-	-		600
Acquisition of patents		-	-		(31,542)
Purchase of equipment		-	(1,480)		(12,793)
		-	(1,480)		(44935)
CASH FLOWS FROM FINANCING
ACTIVITIES
Net proceeds from notes
payable - related parties		-	56,500		815,708
Proceeds from issuance of
common stock		-	68,000		822,511
		-	124,500		1,638,219
Net Increase in Cash		$(26,859)	15,123		-
Cash at Beginning of Period		26,859	11,736		-
Cash at End of Period	$		$26,859	$

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 2,000 preferred shares
for services - 1996					$170
Issuance of 595,000 common shares
for services - 2004					29,950
Issuance of 1,060,000 common shares
for services - 2005					425,000

The accompanying notes are an integral part of these financial statements

PURCHASE POINT MEDIA CORPORATION
( Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2005

1. ORGANIZATION

The Company was incorporated under the laws of the state of Minnesota on June 28, 1996 with the name “Leghorn Inc.” with authorized common stock of 100,000,000 shares with no par value and 50,000,000 preferred shares with no par value. The terms of the preferred stock included rights to convert to common stock which has expired. No new terms have been established by the board of directors. During July 1997 the Company changed its name to “Purchase Point Media Corporation” as part of a reverse merger.

The Company is in the business of the development and marketing of advertising space, to national advertisers, on a patented grocery cart display devise. On the report date operations had not started and the Company is in the development stage.

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

On June 30, 2005, the Company had a net operating loss carry forward of $3,332,368, however, any tax benefit from the carryforward has not been determined because of a major ownership change in the outstanding common stock of the Company and operations have not been started, therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2025.

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
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property and equipment

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$3,549
Less accumulated depreciation	$2,513
$1,036

Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$ 23,143
Less accumulated amortization	$11,977
$11,166

Patents are being amortized at the rate of $1,825 each year.

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
June 30, 2005

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. CAPITAL STOCK

During the year ended June 30, 2005 the Company issued 1,000,000 common shares as issuance costs for private placement stock sales, 190,000 private placement common shares for payment of debt, and 1,060,000 private placement common shares for services.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $826,983 plus accrued interest payable of $326,845 on June 30, 2005. An officer-director also has accrued consultant fees due him of $144,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.25 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display devise on their shopping carts.

PURCHASE POINT MEDIA CORPORATION
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2005

5. GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans from related parties, and equity funding as needed, which will enable the Company to operate for the coming year.

If a director of the Company is able to complete the contract outlined in note 4, a funding group has agreed to provide additional capital, in the form of loan advances or equity investments, which will provide adequate capital for the Company’s further growth and development.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8a. Controls and Procedures

Based on their evaluation as of the date within 90 days of the filing of this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securites Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information rquired to be disclosed by us in reports that we file or submit under the Exchnage Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth-certain information with respect to the directors and executive officers of PPMC:

Name	Age	Position
Albert P. Folsom	63	President and Director
Raymong A. Hatch	60	Director
Michael F. Reuling	60	Director
Robert O'Connell	55	Manager - Advertising and Media
Thomas Lieb	45	Manager - Store Operations
Dal Brickenden	57	Advertising Consultant
Clete J. Thill	64	Retail Consultant

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

Raymond A. Hatch, Director
After completing a Chase Manhattan bank training program and becoming a member of the bank’s credit department, Mr. Hatch started his career on Wall Street in the early sixties. He completed the Reynolds Securities (Dean Witter Reynolds) training program and became an account executive. Subsequently he joined Carreau & Company, which was known as a 1919 NYSE specialist firm specializing in stock issues such a Westinghouse Corporation, Carrier Corporation, General American Oil, etc. He was an officer and director of the company and was primarily responsible for the American Stock Exchange operations. After leaving Carreau & Company , Mr. Hatch joined Delafield & Delafield as a member of the their syndicate department and subsequently, Sterling & Grace & Co. as the manager of their syndicate department. Both of these firms were NYSE investment banking firms. Sterling & Grace was founded in the late 1800’s. Mr. Hatch Joined Arbitrage Management Co. as a Vice President. Arbitrage Management Co. was a convertible bond arbitrage operation headed up by Jon and Asher Edleman, and programmed by Harry Markowitz of Harvard University.

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

Michael F. Reuling, Director
In late 1981, Mr. Reuling moved from the legal side of the business to the development side, becoming Senior Vice President of Real Estate. In 1987 he became Executive Vice President of Store Development with responsibility for all store development functions, including real estate, design and construction. Mr. Reuling supervised a corporate development team that developed hundreds of supermarkets and drugstores throughout the country with an annual capital budget in excess of $2 billion. He also played a key role in Albertson’s merger and acquisition program. Upon consummation of the merger of Albertson’s and American Stores Company in 1999, Mr. Reuling assumed the role of Vice Chairman of the merged company with responsibility for store development, information technology, human resources and finance. He retired in 2001 and has since worked as a development consultant.

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

Robert O’Connell.
Manager - Advertising and Media

Bob O’Connell is President, Founder and CEO of SourceOne. He has over 25 years of experience in advertising agency, brand management, and promotion agency management. He started his advertising career as a media planner for American Home Products and Schlitz Beer consumer products, and progressed to senior account management positions on M&M/Mars and other leading packaged goods accounts. He has brand management experience with Lever Brothers, Drake Bakeries and Kraft General Foods (Entenmann’s). Bob's team at Entenmann’s received industry accolades for the launch of Entenmann's Fat Free line. Bob's entrepreneurial experience includes growing a small design company into a major sales promotion agency with blue chip clients (Gillette, Guinness, M&M/Mars, Warner Lambert). Guinness Import Company rewarded his agency with management of up to 4 major imported beers. Bob has Internet and new media experience including CBS TV and Radio promotion that was used successfully by Key Food Supermarkets.

Mr. O’Connell received his MBA from St. Johns University. He has been an Assistant Adjunct Professor of Brand Management, Marketing and Electronic Media at New York University’s Stern School of Business. He manages the Kraft/NYU International Student Program. He has served as Co-Chairman of the Academic Committee for the Promotional Marketing Association of America.

Thomas Leib.
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

Item 10. Executive Compensation

The following table sets forth information for the years ended June 30, 2005 and 2004 concerning the compensation paid or awarded to the Chief Executive. Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 2005 and 2004.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary		Bonus	Other

Albert P. Folsom	2005	$ 72,000	(a)	$ -	$ -
President and Chief Executive Officer	2004	$ -		$ -	$ -

(a) The amount has been accrued as of June 30, 2005

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 2005 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

	Percentage of	Common Stock
Name and Address	Ownership	Beneficially Owned

Albert P. Folsom	14.91%	3,337,500	(1,2)
Amtel Communications, Inc.	14.91%	3,337,500	(3)
Raymond A. Hatch	2.23%	500,000	(4)
Starbright Nmg, Limited Partnership	14.91%	3,500,000	(5)
All officers and directors as a group	47.70%	10,675,000

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

(4)	The address of Raymond A. Hatch is c/o Corporate House, 320 1100 Melville VC64A6.
(5)	The address of Starbright Mmg, Limited Partnership is c/o Corporate House, 320 1100 Melville VC 6 4A6.

(6)	Includes 3,337,500 shares owned by Folsom Family Holdings. See Footnote 1.
(7)	As of September 1, 2005, there are 22,368,940 shares of common stock outstanding.

Item 12. Certain Relationships and Related Transactions

The Company has no stated policy towards entering into transactions with related parties. However, the Company's intention is that any transactions with related parties in the future will be on terms no less favorable to the Company than those obtainable from unrelated parties.

The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $567,911 at June 30, 2005 and 2004. Interest expense on these advances was $45,577 and $42,699 for the years ended June 30, 2005 and 2004, respectively, and $334,344 for the period June 28, 1996 (Date of Formation) through June 30, 2005. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees for the year ended June 30, 2005 and 2004 of $72,000 and $-0- and $144,000 for the period June 28, 1996 (Date of Formation) through June 30, 2005, respectively. The Company owed Folsom $334,344 and $259,206 at June 30, 2005 and 2004, respectively. Interest expense was $20,185 and $15,079 for the years ended June 30, 2005 and 2004, respectively, and $95,273 for the period June 28, 1996 (Date of Formation) through June 30, 2005. All consulting and interest has been accrued.

During the past two years, the Company has not entered into, and does not propose to enter into, any other transaction with a value in excess of $60,000 with a director, executive officer, beneficial owner of 5% or more of the Company’s Common Stock, or members of any of such person’s immediate family.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

Page
1996	Financial Documents:

ndependent Auditors’ Report	F-1

Balance Sheets, June 30, 2005 and 2004	F-2

Statements of Operations, Years Ended June 30, 2005, 2004 and the Period June 28, 1996 (Date of Formation) Through June 30, 2005	F-3

Statements of Stockholders’ Deficiency for the Period June 28, 1996 (Date of Formation) through June 30, 2005	F-4 - F-5

Statements of Cash Flows, Years Ended June 30, 2005, and 2004 and the Period June 28, 1996 (Date of Formation) through June 30, 2005	F- 6

Notes to Financial Statements	F- 7 - F-10

1.     Financial Statement Schedules:
All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(a)	Reports on Form 8-K:

There were no current reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2005

(b)	The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) which are required to be filed with the Annual Report on Form 10-KSB.

Exhibit Number       Title

3 (a)	Certificate of Incorporation and Bylaws of Registrant.Incorporated by Reference to Exhibit 3(a) and 3(b) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (a)	Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. Incorporated by Reference to Exhibit 10 (a) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (b)	Agreement dated August 14, 1998 between Culver Associates, Ltd. and the Registrant.Incorporated by Reference to Exhibit 10 (b) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (c)	Agreement dated August 12, 1998 between Dorian Capital Corporation and the Registrant. Incorporated by Reference to Exhibit 10 ( c) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (d)
Agreement dated April 25, 1999 between Roger Jung (assigned to Last Word Management, Inc.) and the Registrant.Incorporated by Reference to Exhibit 10 (d) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (e)
Agreement dated September 1, 1999 between Vintage International Corp. and the Registrant. Incorporated by Reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.

10 (f)
Agreement dated February 1, 2000 between Quadrant Financial Inc. and the Registrant. Incorporated by Reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.

Exhibit 31 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit-related work and all non-audit work performed by our independent accounts, Madsen & Associates, CPA's Inc. is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 30, 2005 and 2004 are approximately $4,700 and $3,500, respectively.

Audit-Related Fees. We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2005 and 2004, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2005 and 2004, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2005 and 2004, respectively, for permitted non-audit services.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of our principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

The Audit Committee approved 100% of the services to be rendered by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 20, 2005 and 2004.

To our knowledge, there have been no persons, other than Madsen & Associates, CPA's Inc.'s full time, permanent employees who have worked on the audit or review of our financial statements.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 11, 2005

PURCHASE POINT MEDIA CORPORATION

By: /s/ Albert P. Folsom
Albert P. Folsom
President and Chief Executive Officer

/s/ Albert P. Folsom
Albert P. Folsom
President, Chief Executive Officer and Director

/s/ Raymond A. Hatch
Raymond A. Hatch
Director

/s/ Michael F. Rueling
Michael F. Rueling
Director