Form 10QSB
period 2005-11-10
PURCHASE POINT MEDIA CORP
filed 2005-11-10
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2005
                                                                     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTERLY PERIOD ENDED  FROM _________________ TO __________________

                                                                  COMMISSION FILE NUMBER:         000-25385

PURCHASE POINT MEDIA CORPORATION
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Exact name of registrant as specified in its charter)

MINNESOTA -------------------------------	41-1853993 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Melville Street, Suite 320, Vancouver, BC Canada V6E 4A6
(604) 926-7859
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Address and telephone number, including area code, of
registrant’s principal executive office)

Check whether the issuer (1) filed all rreports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes  [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          [ ] Yes  [X] No

State the number os shares outstanding of each of the issuer's classes of common equity, as of the last practible date:

At Novemeber 1, 2005 there were 22,378,940 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes  [X] No

SEC 2334 (09-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

	PURCHASE POINT MEDIA CORPORATION

	INDEX
		Page

Part I. Financial Information		1

Item 1.	Financial Statements

	Balance Sheets as of September 30,
	2005 (unaudited) and June 30, 2005	2

	Statements of Operations for the
	Three Months Ended September 30,
	2005 and 2004 (unaudited) and
	the Period June 28, 1996 (Date of
	Formation) through September 30, 2005	3

	Statements of Stockholders' Deficiency
	for the Period June 28, 1996 (Date of Formation)
	through September 30, 2005	4-5

	Statements of Cash Flows for the Three
	Months Ended September 30, 2005 and
	2004 (unaudited) and the Period June
	28, 1996 (Date of Formation) through
	September 30, 2005	6 - 7

	Notes to Financial Statements (unaudited)	8 - 18

Item 2.	Management's Discussion and Analysis
	or Plan of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about
	Market risk fair value of financial instruments	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2005	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$350	$-
Total Current Assets	350	-

PROPERTY AND EQUIPMENT
- net of depreciation	962	1,036

OTHER ASSETS:
Patents - net of amortization	10,825	11,166
Total Other Assets	10,825	11,166

TOTAL ASSETS	$12,137	$12,202

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Note payable related party	$826,983	$826,983
Accrued interest payable - related parties	344,153	326,845
Accounts payable - related parties	162,000	144,000
Accounts payable	142,819	135,461

Total Current Liabilities	1,475,955	1,433,289

STOCKHOLDERS' DEFICIENCY:
Preferred stock
50,000,000 shares authorized at no par value;
2,000 shares issued and oustanding at
redemtpion value	170	170
Common stock
100,000,000 shares authorized at no par value;
22,378,940 and 21,928,940 shares issued
and outstanding on September 30, 2005
and June 30, 2005, respectively	1,815,983	1,782,983
Additional paid-in capital	128,128	128,128
Deficit accumulated during the
development stage	(3,408,099)	(3,332,368)

Total Stockholders' Deficiency	(1,463,818)	(1,421,087)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$12,137	$12,202

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2005

	FOR THE THREE MONTHS ENDED		JUNE 28, 1996 to
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005

REVENUES	$-	$-	$-

EXPENSES:
Administrative	58,010	489,816	2,447,813
Depreciation and amortization	414	603	28,380

NET LOSS - before other expenses	(58,424)	(490,419)	(2,476,193)

OTHER EXPENSES

Loss from theft - net	-	-	(354,477)
Interest	(17,307)	(16,336)	(577,429)

NET LOSS	$(75,731)	$(506,755)	$(3,408,099)

LOSS PER COMMON SHARE -
Basic and diluted	$-	$(0.02)

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)

Basic	22,374	21,268
Diluted	22,874	21,768

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2005
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	RETAINED
					PAID-IN	EARNINGS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT )	TOTAL
Balance, June 28,
1996 (Date of
Formation)	-	$-	-	$-	$-	$-	$-

Issuance of common
stock for cash at $.009	-	-	1,175,000	10,000	-	-	10,000

Common stock split	-	-	3,525,000	-	-	-	-

Issuance of preferred
stock for services at $.09	2,000	170	-	-	-	-	170

Net loss for the period
ended June 30, 1996	-	-	-	-	-	(338,760)	(338,760)

Recapitalization from
reverse merger	-	-	6,675,000	8,500	-	-	8,500

Net loss for the year ended
June 30, 1997	-	-	-	-	-	(99,350)	(99,350)

Net loss for the year ended
June 30, 1998	-	-	-	-	-	(142,719)	(142,719)

Sale of common stock
for cash at $7.00	-	-	34,571	241,997	-	-	241,997

Issuance of warrants
for financing at $.67	-	-	-	-	23,104	-	23,104

Net loss for the year ended
June 30, 1999	-	-	-	-	-	(458,843)	(458,843)

Issuance of warrants
for financing at $.08	-	-	-	-	83,738	-	83,738

Sale of common stock
(at $1.00 per share)	-	-	117,665	117,665	-	-	117,665

Sale of common stock
for cash at $.50	-	-	336,076	168,038	-	-	168,038

Net loss for the year ended
June 30, 2000	-	-	-	-	-	(483,493)	(483,493)

Issuance of warrants for
financing at $.08	-	-	-	-	21,286	-	21,286

Issuance of common stock
for cash at $1.00 , net of costs	-	-	97,138	97,138	-	-	97,138

Net loss for the year ended
June 30, 2001	-	-	-	-	-	(282,592)	(282,592)

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2005 (Continued)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit )	Total

Issuance of common stock
for cash at $.05	-	-	1,613,490	80,674	-	-	80,674

Issuance of common stock
for debt	-	-	3,500,000	402,021	-	-	402,021

Net loss for the year ended
June 30, 2002	-	-	-	-	-	(500,234)	(500,234)

Issuance of common stock
for cash at $.05 to $.10	-	-	650,000	39,000	-	-	39,000

Net loss for the year ended
June 30, 2003	-	-	-	-	-	(92,158)	(92,158)

Issuance of common stock
at $.05	-	-	1,360,000	68,000	-	-	68,000

Issuance of common stock
for services
at $.05 to $.10	-	-	595,000	29,950	-	-	29,950

Net loss for the year ended
June 30, 2004	-	-	-	-	-	(223,517)	(223,517)

Balance, June 30, 2004	2,000	170	19,678,940	1,262,983	128,128	(2,621,666)	(1,230,385)

Issuance of common stock
for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock
for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock
for payment of debt at
$.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock
for services at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock
for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended
June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance, June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock
for expenses
at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for
cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Net loss for the three months
ended September 30, 2005	-	-	-	-	-	(75,731)	(75,731)

Balance at
September 30, 2005	2,000	$170	$22,378,940	$1,815,983	$128,128	$(3,408,099)	$(1,463,818)

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2005

			JUNE 28,
			1996
	FOR THE THREE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,
CASH FLOWS FROM OPERATING	2005	2004	2005
ACTIVITIES:
Net loss	$(75,731)	$(506,755)	$(3,408,099)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and
amortization	415	603	28,381
Other assets	-	-	4,767
Changes in accounts payable	42,666	299,998	1,157,269
Issuance of common and
preferred stock for expenses	15,000	200,000	478,620
Issuance of warrants for
financing	-	-	128,128
Net Change in Cash from
Operations	(17,650)	(6,154)	(1,610,934)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	-	-	(12,793)

Net Change from investing
Activities	-	-	(44,935)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from notes
payable - related parties	-	-	815,708
Proceeds from sale of
common stock	18,000	-	840,511
Net Cash Provided by		.
Financing Activities	18,000	-	1,656,219

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2005

			JUNE 28,
	FOR THE THREE MONTHS		1996
	ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005

Net (Decrease) Increase in Cash	350	(6,154)	350

Cash - Beginning of Period	-	26,859	-

Cash - End of Period	$350	$20,705	$350

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2005

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

On September 30, 2005, the Company had a net operating loss carry forward of $3,408,099, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

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

FINANCIAL AND CONCENTRATINS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$3,549
Less accumulated depreciation	2,587
$962

Office equipment is depreciated on the straight line method over five years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,743
Less accumulated amortization	12,918
$10,825

Patents are being amortized at the rate of $1,361 each year.

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

During the three months ended September 30, 2005 the Company issued 250,000 common shares as issuance costs for a expenses and 200,000 common shares for private placement stock sales.

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $826,983 plus accrued interest payable of $344,153 on September 30, 2005. An officer-director also has accrued consultant fees due him of $162,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars.

4.	GOING CONCERN

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

Overview

Purchase Point Media Corporation ("PPMC" or the "Company) owns a patented grocery cart advertising display device called the last word™ that attaches to supermarket shopping carts. At this time, patents have been granted in the United States, Canada, France, Germany and the United Kingdom. The last word™ is a registered trademark owned by PPMC. The Company is still in the development stage and is not an operating company. There can be no assurance that the selling of advertising space to national advertisers will be developed or that the Company will achieve a profitable level of operation.

The last word™ is a clear plastic, weatherproof, highly durable, state of the art, point-of-purchase ("POP") display device that encloses a glossy color photo insert. The panel is 1/4 inch thick, 7 inches high and 16 inches wide. The last word™ insert contains 10 three by three inch advertisement frames. The last word™ attaches to the back of the child's seat section in grocery carts, so that it is directly in front of the shopper's eyes. Management believes that the last word™ has powerful advantages over competing POP advertising media.

The development of the last word™ began in 1991 when the inventor, Albert Folsom, applied for patent protection. Subsequent to that, Amtel Communications Inc. ("Amtel") invested over $1,000,000 in the development of the last word™, which included applying for and receiving the registered trademark for the last word™. In June 1994, a Nevada corporation also called Purchase Point Media Corporation acquired the patents and the exclusive marketing rights and trademark. In April 1997, a public Minnesota corporation acquired the assets of Purchase Point Media Corporation, leaving PPMC (Minnesota) as the surviving company.

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

Quarterly Financial Statements:

The Note 4 of the Notes to Unaudited Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable. We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Three Months Ended September 30, 2005
Versus Three Months Ended September 30, 2004

The net loss decreased from approximately $507,000 for the three months ended September 30, 2004 to approximately $76,000 for the three months ended September 30, 2005. The items of significant decrease for the three months ended September 30, 2005 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $490,000 in 2004 to approximately $58,000 for the three months ended September 30, 2005 due to a decrease in professional services and consulting expense from approximately $73,000 and $405,000 in 2004 to approximately $11,000 and $-0- for the three months ended September 30, 2005, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At September 30, 2005 we had a working deficit of approximately $1,475,605. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB staff issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

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

PURCHASE POINT MEDIA CORPORATION

Date: November 9, 2005	By:	/s/ Albert Folsom
Albert Folsom, President, Chief Executive
Officer, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1 - Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.