Form 10QSB
period 2005-12-31
PURCHASE POINT MEDIA CORP
filed 2006-01-24
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 2005
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

	PURCHASE POINT MEDIA CORPORATION

	INDEX
		Page

Part I. Financial Information		1

Item 1.	Financial Statements

	Balance Sheets as of December 31,
	2005 (unaudited) and June 30, 2005	2

	Statements of Operations for the Six and
	Three Months Ended December 31,
	2005 and 2004 (unaudited) and
	the Period June 28, 1996 (Date of
	Formation) through December 31, 2005	3

	Statements of Stockholders' Deficiency
	for the Period June 28, 1996 (Date of Formation)
	through December 31, 2005	4-5

	Statements of Cash Flows for the Six
	Months Ended December 31, 2005 and
	2004 (unaudited) and the Period June
	28, 1996 (Date of Formation) through
	December 31, 2005	6 - 7

	Notes to Financial Statements (unaudited)	8 - 11

Item 2.	Management's Discussion and Analysis
	or Plan of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures about
	Market risk fair value of financial instruments	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

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

The results of operations for the six and three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2005	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

PROPERTY AND EQUIPMENT
- net of depreciation	888	1,036

OTHER ASSETS:
Patents - net of amortization	10,485	11,166
Total Other Assets	10,485	11,166

TOTAL ASSETS	$11,373	$12,202

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Note payable related party	$833,154	$826,983
Accrued interest payable - related parties	361,813	326,845
Accounts payable - related parties	180,000	144,000
Accounts payable	154,017	135,461

Total Current Liabilities	1,528,984	1,433,289

STOCKHOLDERS' DEFICIENCY:
Preferred stock
50,000,000 shares authorized at no par value;
2,000 shares issued and oustanding at
redemtpion value	170	170
Common stock
100,000,000 shares authorized at no par value;
22,378,940 and 21,928,940 shares issued
and outstanding on December 31, 2005
and June 30, 2005, respectively	1,815,983	1,782,983
Additional paid-in capital	128,128	128,128
Deficit accumulated during the
development stage	(3,461,892)	(3,332,368)

Total Stockholders' Deficiency	(1,517,611)	(1,421,087)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$11,373	$12,202

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
AND THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
TO DECEMBER 31, 2005

					JUNE 28, 1996
	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED		to
	DECEMBER 31,		DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004	2005

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Administrative	93,729	506,901	36,072	17,085	2,483,885
Depreciation and amortization	828	1,207	414	604	28,794

NET LOSS - before other expenses	(94,557)	(508,108)	(36,486)	(17,689)	(2,512,679)

OTHER EXPENSES

Loss from theft - net	-	-	-	-	(354,477)
Interest	(34,967)	(32,671)	(17,307)	(16,335)	(594,736)

NET LOSS	$(129,524)	$(540,779)	$(53,793)	$(34,024)	$(3,461,892)

LOSS PER COMMON SHARE -
Basic and diluted	$(0.01)	$(0.03)	$-	$-

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)

Basic	22,153	21,412	22,379	21,556
Diluted	22,653	21,412	22,879	21,556

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2005
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	RETAINED
					PAID-IN	EARNINGS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
Balance, June 28,
1996 (Date of
Formation)	-	$-	-	$-	$-	$-	$-

Issuance of common
stock for cash at $.009	-	-	1,175,000	10,000	-	-	10,000

Common stock split	-	-	3,525,000	-	-	-	-

Issuance of preferred
stock for services at $.09	2,000	170	-	-	-	-	170

Net loss for the period
ended June 30, 1996	-	-	-	-	-	(338,760)	(338,760)

Recapitalization from
reverse merger	-	-	6,675,000	8,500	-	-	8,500

Net loss for the year ended
June 30, 1997	-	-	-	-	-	(99,350)	(99,350)

Net loss for the year ended
June 30, 1998	-	-	-	-	-	(142,719)	(142,719)

Sale of common stock
for cash at $7.00	-	-	34,571	241,997	-	-	241,997

Issuance of warrants
for financing at $.67	-	-	-	-	23,104	-	23,104

Net loss for the year ended
June 30, 1999	-	-	-	-	-	(458,843)	(458,843)

Issuance of warrants
for financing at $.08	-	-	-	-	83,738	-	83,738

Sale of common stock
(at $1.00 per share)	-	-	117,665	117,665	-	-	117,665

Sale of common stock
for cash at $.50	-	-	336,076	168,038	-	-	168,038

Net loss for the year ended
June 30, 2000	-	-	-	-	-	(483,493)	(483,493)

Issuance of warrants for
financing at $.08	-	-	-	-	21,286	-	21,286

Issuance of common stock
for cash at $1.00 , net of costs	-	-	97,138	97,138	-	-	97,138

Net loss for the year ended
June 30, 2001	-	-	-	-	-	(282,592)	(282,592)

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2005 (Continued)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of common stock
for cash at $.05	-	-	1,613,490	80,674	-	-	80,674

Issuance of common stock
for debt	-	-	3,500,000	402,021	-	-	402,021

Net loss for the year ended
June 30, 2002	-	-	-	-	-	(500,234)	(500,234)

Issuance of common stock
for cash at $.05 to $.10	-	-	650,000	39,000	-	-	39,000

Net loss for the year ended
June 30, 2003	-	-	-	-	-	(92,158)	(92,158)

Issuance of common stock
at $.05	-	-	1,360,000	68,000	-	-	68,000

Issuance of common stock
for services
at $.05 to $.10	-	-	595,000	29,950	-	-	29,950

Net loss for the year ended
June 30, 2004	-	-	-	-	-	(223,517)	(223,517)

Balance, June 30, 2004	2,000	170	19,678,940	1,262,983	128,128	(2,621,666)	(1,230,385)

Issuance of common stock
for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock
for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock
for payment of debt at
$.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock
for services at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock
for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended
June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance, June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock
for expenses
at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for
cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Net loss for the six months
ended December 31, 2005	-	-	-	-	-	(129,524)	(129,524)

Balance at
December 31, 2005	2,000	$170	$22,378,940	$1,815,983	$128,128	$(3,461,892)	$(1,517,611)

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
DECEMBER 31, 2005
			JUNE 28,
			1996
	FOR THE SIX MONTHS ENDED		TO
	DECEMBER 31,		DECEMBER 31,
CASH FLOWS FROM OPERATING	2005	2004	2005
ACTIVITIES:
Net loss	$(129,524)	$(540,779)	$(3,461,892)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and
amortization	829	1,206	28,795
Other assets	-	-	4,767
Changes in accounts payable	95,695	118,335	1,210,298
Issuance of common and
preferred stock for expenses	15,000	405,000	478,620
Issuance of warrants for
financing	-	-	128,128
Net Change in Cash from
Operations	(18,000)	(16,238)	(1,611,284)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	-	-	(12,793)

Net Change from investing
Activities	-	-	(44,935)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from notes
payable - related parties	-	-	815,708
Proceeds from sale of
common stock	18,000	-	840,511
Net Cash Provided by		.
Financing Activities	18,000	-	1,656,219

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
DECEMBER 31, 2005

					JUNE 28,
	FOR THE SIX MONTHS		FOR THE THREE MONTHS		1996
	ENDED		ENDED		TO
	DECEMBER 31,		DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004	2005

Net (Decrease) in Cash	-	(16,238)	-	(16,238)	-

Cash - Beginning of Period	-	26,859	-	26,859	-

Cash - End of Period	$-	$10,621	$-	$10,621	$-

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2005

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

On December 31, 2005, the Company had a net operating loss carry forward of $3,461,892, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

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

FINANCIAL AND CONCENTRATINS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$3,549
Less accumulated depreciation	2,661
$888
Office equipment is depreciated on the straight line method over five years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,743
Less accumulated amortization	13,258
$10,485
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

During the six months ended December 31, 2005 the Company issued 250,000 common shares as issuance costs for a expenses and 200,000 common shares for private placement stock sales.

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $833,154 plus accrued interest payable of $361,154 on December 31, 2005. An officer-director also has accrued consultant fees due him of $180,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars. As of December 31, 2005, no shares have been issued.

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

Six Months Ended December 31, 2005
   Versus Six Months Ended December 31, 2004

The net loss decreased from approximately $541,000 for the six months ended December 31, 2004 to approximately $130,000 for the six months ended December 31, 2005. The items of significant decrease for the six months ended December 31, 2005 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $507,000 in 2004 to approximately $94,000 for the six months ended December 31, 2005 due to a decrease in consulting expense from approximately $405,000 in 2004 to approximately $-0- for the six months ended December 31, 2005, respectively.

Three Months December 31, 2005
   Versus Three Months Ended December 31, 2004

The net loss increased from approximately $34,000 for the three months ended December 31, 2004 to approximately $54,000 for the three months ended December 31, 2005. The items of significant increase for the three months ended December 31, 2005 over the comparable period of the prior year was an increase in general and administrative expense from approximately $17,100 in 2004 to approximately $36,100 for the three months ended December 31, 2005 due to an increase in consulting expense of $-0- in 2004 to approximately $18,000 for the three months ended December 31, 2005, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At December 31, 2005 we had a working deficit of approximately $1,475,605. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

PURCHASE POINT MEDIA CORPORATION

Date: January 24, 2006	By:	/s/ Albert Folsom
Albert Folsom, President, Chief Executive
Officer, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1 - Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.