Form 10QSB
period 2006-03-31
PURCHASE POINT MEDIA CORP
filed 2006-05-10
CIK 1001065

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

	PURCHASE POINT MEDIA CORPORATION

	INDEX
		Page

Part I. Financial Information		1

Item 1.	Financial Statements

	Balance Sheets as of March 31,
	2006 (unaudited) and June 30, 2005	2

	Statements of Operations for the Nine and
	Three Months Ended March 31,
	2006 and 2005 (unaudited) and
	the Period June 28, 1996 (Date of
	Formation) through March 31, 2006	3

	Statements of Stockholders' Deficiency
	for the Period June 28, 1996 (Date of Formation)
	through March 31, 2006	4-5

	Statements of Cash Flows for the Six
	Months Ended March 31, 2005 and
	2005 (unaudited) and the Period June
	28, 1996 (Date of Formation) through
	March 31, 2006	6 - 7

	Notes to Financial Statements (unaudited)	8 - 11

Item 2.	Management's Discussion and Analysis
	or Plan of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures about
	Market risk fair value of financial instruments	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Index

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

The results of operations for the nine and three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

PROPERTY AND EQUIPMENT
- net of depreciation	814	1,036

OTHER ASSETS:
Patents - net of amortization	10,145	11,166
Total Other Assets	10,145	11,166

TOTAL ASSETS	$10,959	$12,202

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Note payable related party	$841,430	$826,983
Accrued interest payable - related parties	380,044	326,845
Accounts payable - related parties	198,000	144,000
Accounts payable	155,917	135,461

Total Current Liabilities	1,575,391	1,433,289

STOCKHOLDERS' DEFICIENCY:
Preferred stock
50,000,000 shares authorized at no par value;
2,000 shares issued and oustanding at
redemtpion value	170	170
Common stock
100,000,000 shares authorized at no par value;
22,378,940 and 21,928,940 shares issued
and outstanding on March 31, 2006
and June 30, 2005, respectively	1,815,983	1,782,983
Additional paid-in capital	128,128	128,128
Deficit accumulated during the
development stage	(3,508,713)	(3,332,368)

Total Stockholders' Deficiency	(1,564,432)	(1,421,087)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$10,959	$12,202

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
TO MARCH 31, 2006

					JUNE 28, 1996
	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED		to
	MARCH 31,		MARCH 31,		MARCH 31,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Administrative	121,904	544,720	28,175	37,819	2,512,060
Depreciation and amortization	1,243	1,810	415	603	29,209

NET LOSS - before other expenses	(123,147)	(546,530)	(28,590)	(38,422)	(2,541,269)

OTHER EXPENSES

Loss from theft - net	-	-	-	-	(354,477)
Interest	(53,198)	(49,041)	(18,231)	(16,370)	(612,967)

NET LOSS	$(176,345)	$(595,571)	$(46,821)	$(54,792)	$(3,508,713)

LOSS PER COMMON SHARE -
Basic and diluted	$(0.01)	$(0.03)	$-	$-

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)

Basic	22,377	21,714	22,379	21,785
Diluted	22,877	22,214	22,879	22,285

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH MARCH 31, 2006
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

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH MARCH 31, 2006 (Continued)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of common stock
for cash at $.05	-	-	1,613,490	80,674	-	-	80,674

Issuance of common stock
for debt	-	-	3,500,000	402,021	-	-	402,021

Net loss for the year ended
June 30, 2002	-	-	-	-	-	(500,234)	(500,234)

Issuance of common stock
for cash at $.05 to $.10	-	-	650,000	39,000	-	-	39,000

Net loss for the year ended
June 30, 2003	-	-	-	-	-	(92,158)	(92,158)

Issuance of common stock
at $.05	-	-	1,360,000	68,000	-	-	68,000

Issuance of common stock
for services
at $.05 to $.10	-	-	595,000	29,950	-	-	29,950

Net loss for the year ended
June 30, 2004	-	-	-	-	-	(223,517)	(223,517)

Balance, June 30, 2004	2,000	170	19,678,940	1,262,983	128,128	(2,621,666)	(1,230,385)

Issuance of common stock
for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock
for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock
for payment of debt at
$.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock
for services at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock
for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended
June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance, June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock
for expenses
at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for
cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Net loss for the nine months
ended March 31, 2006	-	-	-	-	-	(176,345)	(176,345)

Balance at
March 31, 2006	2,000	$170	22,378,940	$1,815,983	$128,128	$(3,508,713)	$(1,564,432)

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
MARCH 31, 2006

			JUNE 28,
			1996
	FOR THE NINE MONTHS ENDED		TO
	MARCH 31,		MARCH 31,
CASH FLOWS FROM OPERATING	2006	2005	2006
ACTIVITIES:
Net loss	$(176,345)	$(595,571)	$(3,508,713)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and
amortization	1,243	1,809	29,209
Other assets	-	141,903	4,767
Changes in accounts payable	127,655	26,859	1,242,258
Issuance of common and
preferred stock for expenses	15,000	425,000	478,620
Issuance of warrants for
financing	-	-	128,128
Net Change in Cash from
Operations	(32,447)	-	(1,625,731)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	-	-	(12,793)

Net Change from investing
Activities	-	-	(44,935)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from notes
payable - related parties	14,538	-	830,246
Payment to notes payable
-- related parties	(91)	-	(91)
Proceeds from sale of
common stock	18,000	-	840,511
Net Cash Provided by		.
Financing Activities	32,447	-	1,670,666

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
MARCH 31, 2006

JUNE 28,
	FOR THE NINE MONTHS		1996
	ENDED		TO
	MARCH 31,		MARCH 31,
	2006	2005	2006

Net (Decrease) in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

The company notes are an integral part of these financial statements

Index

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2006

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

On March 31, 2006, the Company had a net operating loss carry forward of $3,508,713, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

Index

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

FINANCIAL AND CONCENTRATION RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$3,549
Less accumulated depreciation	$2,735
$814

Office equipment is depreciated on the straight line method over five years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,743
Less accumulated depreciation	$13,598
$10,145

Patents are being amortized at the rate of $1,361 each year.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including wages, supplies, and depreciation on equipment used in the research activity, are being expensed as incurred.

REVENUE RECOGNITION

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Index

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

Index

2.	CAPITAL STOCK

During the year ended June 30, 2005 the Company issued 1,000,000 common shares as issuance costs for private placement stock sales, 190,000 private placement common shares for payment of debt, and 1,060,000 private placement common shares for services.

During the nine months ended March 31, 2006 the Company issued 250,000 common shares as issuance costs for a expenses and 200,000 common shares for private placement stock sales.

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $841,430 plus accrued interest payable of $380,044 on March 31, 2006. An officer-director also has accrued consultant fees due him of $198,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars. As of March 31, 2006, no shares have been issued.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Nine Months Ended March 31, 2006
Versus Nine Months Ended March 31, 2005

The net loss decreased from approximately $595,600 for the nine months ended March 31, 2005 to approximately $176,350 for the nine months ended March 31, 2006. The items of significant decrease for the nine months ended March 31, 2006 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $547,550 in 2005 to approximately $123,150 for the nine months ended March 31, 2006 due to a decrease in consulting expense and professional fees from approximately $405,000 and $85,000 in 2005 to approximately $0 and $16,000 for the nine months ended March 31, 2005, respectively.

Three Months March 31, 2006
Versus Three Months Ended March 31, 2005

The net loss decreased from approximately $54,800 for the three months ended March 31, 2005 to approximately $46,700 for the three months ended March 31, 2006. The items of significant decrease for the three months ended March 31, 2006 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $38,400 in 2005 to approximately $28,600 for the three months ended March 31, 2006 due to an decrease in consulting expense of $20,000 in 2005 to approximately $-0- and an increase of approximately in officers payroll from $-0- to approximately $18,000 for the three months ended March 31, 2006, respectively.

Index

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At March 31, 2006 we had a working deficit of approximately $1,575,390. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

As of May 3, 2006, Atlas E.D.C. has not advanced the funds into escrow. Currently CCMI is working on having other parties replace Atlas E.D.C. There is no assurances that this will take place.

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

Index

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

Index

Item 3.QuantitativeandQualitative Disclosures About Market Risk Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

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

Index

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

Not applicable

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURCHASE POINT MEDIA CORPORATION

Dated: May 9, 2006	By:	/s/ Albert Folsom
Albert Folsom President, Chief Executive
Officer, Chief Financial Officer and Director

Index

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1 - Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.