Form 10KSB
period 2006-06-30
PURCHASE POINT MEDIA CORP
filed 2006-10-16
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the year ended  June 30, 2006

OR

    ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from ________________ to ________________

Commission File Number: 0-11676

PURCHASE POINT MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1853993
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Melville Street, Suite 320 Vancouver, BC Canada	V6E 4A6
(Address of principal executive offices)	(Zip Code)

(778) 786-1005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, No Par Value

Indicate by checkmark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☐ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)  Of the Act.   ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, as of October 9, 2006:  $1,187,294.

Number of shares of Common Stock outstanding as of October 9, 2006: 22,578,940.

Documents incorporated by reference:  None

PURCHASE POINT MEDIA CORPORATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the year ending June 30, 2006

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

	Price
	High	Low
Fiscal Year 2006
First Quarter Ended September 30	$0.09	$0.03
Second Quarter Ended December 31	0.06	0.01
Third Quarter Ended March 31	0.08	0.02
Fourth Quarter Ended June 30	0.08	0.02

Fiscal Year 2005
First Quarter Ended September 30	$0.74	$0.31
Second Quarter Ended December 31	0.40	0.08
Third Quarter Ended March 31	0.12	0.07
Fourth Quarter Ended June 30	0.10	0.03

First Quarter (through September 30, 2006)	$0.15	$0.03

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

	Title and		Principal	Total Offering Price
Date	Amount	Purchasers	Underwriter	Underwriting Discounts
July 2003	60,000 shares of common stock	Private Investor	NA	$.05 per share/NA

July 2003	300,000 shares of common stock	Private Investor	NA	$.05 per share/NA

June 2004	100,000 shares of common stock	Private Investor	NA	$.05 per share/NA

February 2005	250,000 shares of common stock	Private Investor	NA	$.08 per share/NA

July 2005	200,000 shares of common stock	Private Investor	NA	$.09 per share/NA

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies". There is no assurance that future products developed by the Company will be commercially successful products, or that the Company will achieve a profitable level of operations.

Note 6 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable.

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

Results of Operations Years ended June 30, 2006 and 2005

The net loss decreased from approximately $710,700 for the year ended June 30, 2005 to approximately $236,850 for the year ended June 30, 2006. The item of significant decrease in the year ended June 30, 2006 over the comparable period of the prior year was a decrease in general and administrative expenses from approximately $643,000 in 2005 to approximately $162,000 in 2006 primarily due to a decrease in consulting fees in 2006.

The net loss increased from approximately $223,500 for the year ended June 30, 2004 to approximately $710,700 for the year ended June 30, 2005. The item of significant increase in the year ended June 30, 2005 over the comparable period of the prior year was an increase in general and administrative expenses from approximately $161,758 in 2004 to approximately $643,000 in 2005 primarily due to an increase in consulting fees in 2005.

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

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At June 30, 2006 we had a working capital deficit of $1,630,079 as compared with a working capital deficit of $1,433,000 at June 30, 2005. The increase in our working capital deficit is a result of the net loss incurred during the year ended June 30, 2006. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

As of October 10, 2006, Atlas E.D.C. has not advanced the funds into escrow. Currently, CCMI is working on having other parties replace Atlas E.D.C. There are no assurances that this will take place.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes". (FIN 48") The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. FIN 48 also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the balance sheet and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in no incremental stock-based compensation expense during the year ended June 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the balance sheet as of June 30, 2006 or the statement of cash flows for the year ended June 30, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

Page
1. Financial Documents:

Independent Auditors’ Report	F-1

Balance Sheets, June 30, 2006 and 2005	F-2

Statements of Operations, Years Ended June 30, 2006 and 2005 and the Period June 28, 1996 (Date of Formation) Through June 30, 2006	F-3

Statements of Stockholders’ Equity (Deficiency) for the Period June 28, 1996 (Date of Formation) through June 30, 2006	F-4 - F-7

Statements of Cash Flows, Years Ended June 30, 2006 and 2005 and the Period June 28, 1996 (Date of Formation) through June 30, 2006	F- 8

Notes to Financial Statements	F- 9 - F-12

MADSEN & ASSOCIATES, CPA’S Inc.	684 East Vine St., Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107

Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Purchase Point Media Corporation
West Vancouver B.C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Purchase Point Media Corporation (development stage company) at June 30, 2006 and the related statement of operations, stockholders’ equity, and cash flows for the years ended June 30, 2006 and 2005 and the period June 28, 1996 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purchase Point Media Corporation at June 30, 2006 and the results of operations, and cash flows for the years ended June 30, 2006 and 2005 and the period June 28, 1996 to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
October 3, 2006

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
June 30,
2006
Current Assets:
Cash	$-

Total Current Assets	-

Equipment-net	740

Other Assets:
Other intangibles	9,804

TOTAL ASSETS	$10,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Note payable to related party	$848,650
Accrued interest payable - related parties	398,474
Accounts payable - related parties	216,000
Accounts payable	166,955

Total Current Liabilities	1,630,079

Stockholders' Deficiency:
Preferred stock; no par value -
authorized 50,000,000 shares; outstanding 2,000 shares, at redemption value	170
Common stock, no par value -
authorized 100,000,000 shares; outstanding 22,378,940	1,815,983
Additional paid-in capital	133,528
Deficit accumulated during development stage	(3,569,216)

Total Stockholders' Deficiency	(1,619,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,544

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	For the Years Ended June 30,		June 28, 1996 to June 30,
	2006	2005	2006
Costs and Expenses:
General and administrative expenses	$163,562	$642,701	$2,553,365
Depreciation and amortization	1,657	2,412	29,623

Net loss from operations	(165,219)	(645,113)	(2,582,988)

Other expenses:
Loss from theft	-	-	(354,477)
Interest	(71,629)	(65,589)	(631,751)

Net loss	$(236,848)	$(710,702)	$(3,569,216)

Loss per common share – basic
and diluted	$(0.01)	$(0.03)	$-

Average oustanding shares
(stated in '000)
Basic	22,377	21,406	-
Diluted	22,877	21,906	-

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' DEFICIENCY JUNE 28, 1996 THROUGH JUNE 30, 2006

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Balance, June 28, 1996 (Date of Formation)	-	$-	-	$-	$-	$-	$-

Sale of common stock (at $.009 per share)	-	-	1,175,000	10,000	-	-	10,000

Four-for-one stock split	-	-	3,525,000	-	-	-	-

Issuance of preferred stock for consulting services (valued at $.09 per share)	2,000	170	-	-	-	-	170

Net loss for the period ended June 30, 1996	-	-	-	-	-	(338,760)	(338,760)
The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' DEFICIENCY JUNE 28, 1996 THROUGH JUNE 30, 2006

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Recapitalization for effect of reverse acquisition	-	-	6,675,000	8,500	-	-	8,500

Net loss for the year ended June 30, 1997	-	-	-	-	-	(99,350)	(99,350)

Net loss for the year ended June 30, 1998	-	-	-	-	-	(142,719)	(142,719)

Sale of common stock (at $7.00 per share)	-	-	34,571	241,997	-	-	241,997

Issuance of warrants for loan financing (issued at $.67 per share)	-	-	-	-	23,104	-	23,104

Net loss for the year ended June 30, 1999	-	-	-	-	-	(458,843)	(458,843)
The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' DEFICIENCY JUNE 28, 1996 THROUGH JUNE 30, 2006

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of warrants for loan financing (issued at $.08 per share)	-	-	-	-	83,738	-	83,738

Sale of common stock (at $1.00 per share)	-	-	117,665	117,665	-	-	117,665

Sale of common stock (at $.50 per share)	-	-	336,076	168,038	-	-	168,038

Net loss for the year ended June 30, 2000	-	-	-	-	-	(483,493)	(483,493)

Issuance of warrants for loan financing (issued at $.08 per share)	-	-	-	-	21,286	-	21,286

Sale of common stock (at $1.00 per share, net of issuance costs)	-	-	97,138	97,138	-	-	97,138

Net loss for the year ended June 30, 2001	-	-	-	-	-	(282,592)	(282,592)

Sale of common stock (at $.05 per share)	-	-	1,613,490	80,674	-	-	80,674

Settlement of debt	-	-	3,500,000	402,021	-	-	402,021

Net loss for the year ended June 30, 2002	-	-	-	-	-	(500,234)	(500,234)

Sale of common stock (at $.05 to $.10 per share)	-	-	650,000	39,000	-	-	39,000

Net loss for the year ended June 30, 2003	-	-	-	-	-	(92,158)	(92,158)

Sale of common stock (at $.05 per share)	-	-	1,360,000	68,000	-	-	68,000

Issuance of common stock for services (at $.05 to $.10 per share)	-	-	595,000	29,950	-	-	29,950

Net loss for the year ended June 30, 2004	-	-	-	-	-	(223,517)	(223,517)
The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' DEFICIENCY JUNE 28, 1996 THROUGH JUNE 30, 2006

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of common stock for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock for payment of debt at $.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock for at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance at June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock for expenses at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Valuation of common stock options for expenses	-	-	-	-	5,400	-	5,400

Net loss for the year ended June 30, 2006	-	-	-	-	-	(236,848)	(236,848)

Balance at June 30, 2006	2,000	$170	22,378,940	$1,815,983	$133,528	$(3,569,216)	$(1,619,535)
The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS

			June 28,
			1996 to
	For the years ended June 30,		June 30,
CASH FLOW FROM	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(236,848)	$(710,702)	$(3,569,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,658	2,412	29,624
Write-off of patent	-	4,767	4,767
Issuance of common and preferred stock for expenses	15,000	425,000	478,620
Issurance of warrants for financing	-	-	128,128
Valuation of options for financing	5,400	-	5,400
Changes in operating assets and liabilities:
Increase in accounts payable	175,123	251,664	1,289,725
Net change in cash from operations	(39,667)	(26,859)	(1,632,952)

CASH FLOW FROM
INVESTING ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	-	-	(12,793)

	-	-	(44,935)

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from notes payable related party	21,767	-	837,476
Payment to note payable related party	(100)	-	(100)
Proceeds from sale of common stock	18,000	-	840,511

	39,667	-	1,677,887

Net (decrease) increase in cash	-	(26,859)	-

Cash - beginning of year	-	26,859	-

Cash - end of year	$-	$-	$-

NON CASH FLOWS FROM
OPERATING ACTIVITIES:

Issuance of 2,000 preferred shares for services - 1996			$170

Issuance of 595,000 common shares for services - 2004			$29,950

Issuance of 1,000,000 common shares for services - 2005			$425,000

Issuance of 250,000 common shares for services - 2006			$15,000
The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2006

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

On June 30, 2006, the Company had a net operating loss carry forward of $3,569,216, however, any tax benefit from the carryforward has not been determined because of a major ownership change in the outstanding common stock of the Company and operations have not been started, therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

Foreign Currency Translation

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the period ended June 30, 2006.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Financial and Concentrations Risk

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property and equipment

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$3,549
Less accumulated depreciation	2,809
$740

Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,143
Less accumulated amortization	13,939
$9,804

Patents are being amortized at the rate of $1,361 and 1,825 for the years ended June 30, 2006 and 2005, respectively.

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
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

3. CAPITAL STOCK

During the year ended June 30, 2006 the Company issued 200,000 common shares for cash for private placement stock sales, and 250,000 private placement common shares for services.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $848,650 plus accrued interest payable of $398,474 on June 30, 2006. An officer-director also has accrued consultant fees due him of $216,000.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - continued

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.25 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display devise on their shopping carts. As of June 30, 2006 no shares have been issued.

5. STOCK OPTIONS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued for the year ended June 30, 2006: dividends yield of 0%, expected volatility of 66.67% exercise price of $.25, risk free rate of 3% and expected life of 5 years. For the year ended June 30, 2006, the Company issued 500,000 stock options. The Company recorded an expense of $5,400 which is included in the statements of operations for the year ended June 30, 2006.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the date within 90 days of the filing of this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securites Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth-certain information with respect to the directors and executive officers of PPMC:

Name	Age	Position

Albert P. Folsom	67	President and Director
Raymond A. Hatch	71	Director
Michael F. Reuling	62	Director
Robert O'Connell	57	Manager - Advertising and Media
Thomas Lieb	47	Manager - Store Operations
Dal Brickenden	59	Advertising Consultant
Clete J. Thill	66	Retail Consultant

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

Robert O’Connell, Manager - Advertising and Media

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

Thomas Leib, Manager - Store Operations

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the years ended June 30, 2006 and 2005 concerning the compensation paid or awarded to the Chief Executive-Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 2006 and 2005.

Summary Compensation Table

Long-Term
	Annual Compensation			Compensation

Name and Principal Position	Year	Salary		Bonus	Other
President and Chief Executive Officer
Albert P. Folsom	2006	$ 72,000	(a)	$ -	$ -
	2005	$ 72,000	(a)	$ -	$ -

(a) The amount has been accrued as of June 30, 2006 and 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 9, 2006 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

	Percentage of	Common Stock
Name and Address	Ownership	Beneficially Owned

Albert P. Folsom	14.78%	3,337,500	(1,2)
Amtel Communications, Inc.	14.78%	3,337,500	(3)
Raymond A. Hatch	1.10%	250,000	(4)
Starbright Nmg, Limited Partnership	2.20%	500,000	(5)
All officers and directors as a group	32.81%	3,281,000

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

The development activities of the Company are being financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $567,911 at June 30, 2006 and 2005. Interest expense on these advances was $49,244 and $45,577 for the years ended June 30, 2006 and 2005, respectively, and $280,817 for the period June 28, 1996 (Date of Formation) through June 30, 2006. All interest has been accrued. All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees for the year ended June 30, 2006 and 2005 of $72,000 and $72,000 and $216,000 for the period June 28, 1996 (Date of Formation) through June 30, 2006, respectively. The Company owed Folsom $496,739 and $334,344 at June 30, 2006 and 2005, respectively. Interest expense was $22,384 and $20,185 for the years ended June 30, 2006 and 2005, respectively, and $117,657 for the period June 28, 1996 (Date of Formation) through June 30, 2006. All consulting and interest has been accrued.

During the past two years, the Company has not entered into, and does not propose to enter into, any other transaction with a value in excess of $60,000 with a director, executive officer, beneficial owner of 5% or more of the Company’s Common Stock, or members of any of such person’s immediate family.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

Page
1996 Financial Documents:

Independent Auditors’ Report	F-1

Balance Sheets, June 30, 2006 and 2005	F-2

Statements of Operations, Years Ended June 30, 2006, 2005 and the Period June 28, 1996 (Date of Formation) Through June 30, 2006	F-3

Statements of Stockholders’ Deficiency for the Period June 28, 1996 (Date of Formation) through June 30, 2006	F-4 - F-5

Statements of Cash Flows, Years Ended June 30, 2006, and 2005 and the Period June 28, 1996 (Date of Formation) through June 30, 2006	F- 6

Notes to Financial Statements	F- 7 - F-10

1. Financial Statement Schedules:

All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

There were no current reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2006

(c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) which are required to be filed with the Annual Report on Form 10-KSB.

Exhibit Number	Title

3 (a)	Certificate of Incorporation and Bylaws of Registrant.
Incorporated by Reference to Exhibit 3(a) and 3(b) of the Company’s Report on Form 10-SB dated February 11, 1999

10 (a)	Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant.
Incorporated by Reference to Exhibit 10 (a) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (b)	Agreement dated August 14, 1998 between Culver Associates, Ltd. and the Registrant.
Incorporated by Reference to Exhibit 10 (b) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (c)	Agreement dated August 12, 1998 between Dorian Capital Corporation and the Registrant.
Incorporated by Reference to Exhibit 10 ( c) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (d)	Agreement dated April 25, 1999 between Roger Jung (assigned to Last Word Management, Inc.) and the Registrant.
Incorporated by Reference to Exhibit 10 (d) of the Company’s Report on Form 10-SB dated February 11, 1999.

10 (e)	Agreement dated September 1, 1999 between Vintage International Corp. and the Registrant.
Incorporated by Reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.

10 (f)	Agreement dated February 1, 2000 between Quadrant Financial Inc. and the Registrant.
Incorporated by Reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.

Exhibit 31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Audit Fees. Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 30, 2006 and 2005 are approximately 3,500 and $3,500, respectively.

Audit-Related Fees. We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2006 and 2005, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2006 and 2005, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2006 and 2005, respectively, for permitted non-audit services.

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

The Audit Committee approved 100% of the services to be rendered by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 20, 2006 and 2005.

To our knowledge, there have been no persons, other than Madsen & Associates, CPA's Inc.'s full time, permanent employees who have worked on the audit or review of our financial statements.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PURCHASE POINT MEDIA CORPORATION

Date: October 13, 2006	By:	/s/Albert P. Folsom
Albert P. Folsom
President and Chief Executive Officer

/s/ Albert P. Folsom
Albert P. Folsom
President, Chief Executive Officer and Director

/s/ Raymond A. Hatch
Raymond A. Hatch
Director

/s/ Michael F. Rueling
Michael F. Rueling
Director