Form 10QSB
period 2006-09-30
PURCHASE POINT MEDIA CORP
filed 2006-11-14
CIK 1001065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    SEPTEMBER 30, 2006
                                       -----------------------------------------
                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                       to
                                    ----------------------  --------------------

                        Commission File Number:  000-25385
                                                -----------

                        PURCHASE POINT MEDIA CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            MINNESOTA                                   41-1853993
---------------------------------------    -------------------------------------
   (State of other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


1100 MELVILLE STREET, SUITE 320       VANCOUVER, BC     CANADA           V6E 4A6
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 926-7859
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date:

At November 13, 2006 there were 22,378,940 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

SEC  2334 (09-05)  Persons who are to respond to the  collection of  information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
                                                                         Page
                                                                         ----

Part I.  Financial Information                                           1

  Item 1.         Financial Statements

                  Balance Sheets as of September 30,
                   2006 (unaudited) and June 30, 2006                    2

                  Statements of Operations for the
                   Three Months Ended  September 30,
                   2006 and 2005  (unaudited)  and
                   the Period June 28, 1996 (Date of
                   Formation) through September, 2006                    3

                  Statements of Stockholders' Deficiency
                   for the Period June 28, 1996 (Date of Formation)
                   through September 30, 2006                          4 - 6

                  Statements of Cash Flows for the Three
                   Months Ended September 30, 2006 and
                   2005 (unaudited) and the Period June
                   28, 1996 (Date of Formation) through
                   September 30, 2006                                    7

                  Notes to Financial Statements (unaudited)            8 - 10

  Item 2.         Management's Discussion and Analysis
                   or Plan of Operations                              11 - 15

  Item 3.         Quantitative and Qualitative Disclosures about
                   Market risk fair value of financial instruments      15

  Item 4.         Controls and Procedures                               16

Part II. Other Information

  Item 1.         Legal Proceedings                                     16

  Item 4.         Submission of Matters to a Vote of Security Holders   16

  Item 5 Other Information                                              16

  Item 6.         Exhibits and Reports on Form 8-K                      16

Signatures                                                              17

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

         The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                      September 30,    June 30,
                                                          2006           2006
Current Assets
  Cash                                               $      --      $      --
                                                     -----------    -----------

Total Current Assets                                        --             --
                                                     -----------    -----------
Equipment-net                                              1,984            740

Other Assets:
  Other intangibles - net                                  9,464          9,804
                                                     -----------    -----------
     TOTAL ASSETS                                    $    11,448    $    10,544
                                                     ===========    ===========




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
  Note payable to related party                      $   857,399    $   848,650
  Accrued interest payable - related parties             416,856        398,474
  Accounts payable - related parties                     234,000        216,000
  Accounts payable                                       170,456        166,955
                                                     -----------    -----------
     Total Current Liabilities                         1,678,711      1,630,079
                                                     -----------    -----------
Stockholders' Deficiency:
  Preferred stock; no par value -
   authorized 50,000,000 shares;
   outstanding 2,000 shares, at
   redemption value                                          170            170
  Common stock, no par value -
   authorized 100,000,000 shares;
   outstanding 22,378,940                              1,815,983      1,815,983
  Additional paid-in capital                             134,878        133,528
  Deficit accumulated during
   development stage                                  (3,618,294)    (3,569,216)
                                                     -----------    -----------
     Total Stockholders' Deficiency                   (1,667,263)    (1,619,535)
                                                     -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY                            $    11,448    $    10,544
                                                     ===========    ===========

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                          For the Three Months
                                          Ended September 30,     June 28, 1996
                                       ------------------------ to September 30,
                                          2006            2005          2006
                                      ------------  ------------  -------------

Costs and Expenses:
  General and administrative
   expenses                           $    30,249    $    58,010    $ 2,583,614
  Depreciation and amortization               448            414         30,071
                                      ------------  ------------  -------------

Net loss from operations                  (30,697)       (58,424)    (2,613,685)

Other expenses:
  Loss from theft                            --             --         (354,477)
  Interest                                (18,381)       (17,307)      (650,132)
                                      ------------  ------------  -------------
Net loss                              $   (49,078)   $   (75,731)   $(3,618,294)
                                      ============  ============  =============

Loss per common share - basic
 and diluted                          $      --      $      --      $      --
                                      ============  ============  =============

Average oustanding shares
(stated in '000)
Basic                                      22,378         22,374           --
                                      ============  ============  =============
Diluted                                    22,878         22,874           --
                                      ============  ============  =============



                                                         PURCHASE POINT MEDIA CORPORATION
                                                          (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    JUNE 28, 1996 THROUGH SEPTEMBER 30, 2006


                                                                     Common Stock
                                                               -------------------------
                                                                                           Additional    Retained
                                   Preferred       Par                        Stated        Paid-In      Earnings
                                     Stock         Value         Shares        Value        Capital      (Deficit)         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 28,
 1996 (Date of
 Formation)                               --     $      --            --     $      --     $      --     $      --      $      --
Sale of common
 stock (at $.009 per
 share)                                   --            --       1,175,000        10,000          --            --           10,000
Four-for-one stock split                  --            --       3,525,000          --            --            --             --
Issuance of preferred
 stock for consulting
 services (valued at $.09 per
 share)                                  2,000           170          --            --            --            --              170
Net loss for the
period ended
 June 30, 1996                            --            --            --            --            --        (338,760)      (338,760)



                                                         PURCHASE POINT MEDIA CORPORATION
                                                          (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                               JUNE 28, 1996 THROUGH SEPTEMBER 30, 2006 (Continued)

                                                                     Common Stock
                                                               -------------------------
                                                                                           Additional    Retained
                                   Preferred       Par                        Stated        Paid-In      Earnings
                                     Stock         Value         Shares        Value        Capital      (Deficit)         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Recapitalization for
 effect of reverse
 acquisition                              --            --       6,675,000         8,500          --            --            8,500

Net loss for the year ended
 June 30, 1997                            --            --            --            --            --         (99,350)       (99,350)

Net loss for the year ended
 June 30, 1998                            --            --            --            --            --        (142,719)      (142,719)

Sale of common stock
 (at $7.00 per share)                     --            --          34,571       241,997          --            --          241,997

Issuance of warrants
 for loan financing
 (issued at $.67
 per share)                               --            --            --            --          23,104          --           23,104

Net loss for the year ended
 June 30, 1999                            --            --            --            --            --        (458,843)      (458,843)





                                                         PURCHASE POINT MEDIA CORPORATION
                                                          (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                               JUNE 28, 1996 THROUGH SEPTEMBER 30, 2006 (Continued)


                                                                     Common Stock
                                                               -------------------------
                                                                                           Additional    Retained
                                   Preferred       Par                        Stated        Paid-In      Earnings
                                     Stock         Value         Shares        Value        Capital      (Deficit)         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Issuance of warrants
 for loan financing
 (issued at $ .08
 per share)                               --            --            --            --          83,738          --           83,738

Sale of common stock
 (at $1.00 per share)                     --            --         117,665       117,665          --            --          117,665

Sale of common stock
 (at $.50 per share)                      --            --         336,076       168,038          --            --          168,038

Net loss for the year ended
 June 30, 2000                            --            --            --            --            --        (483,493)      (483,493)

Issuance of warrants for
 loan financing (issued
 at $.08 per share)                       --            --            --            --          21,286          --           21,286

Sale of common stock
 (at $1.00 per share, net
  of issuance costs)                      --            --          97,138        97,138          --            --           97,138

Net loss for the year ended
 June 30, 2001                            --            --            --            --            --        (282,592)      (282,592)

Sale of common stock
 (at $.05 per share)                      --            --       1,613,490        80,674          --            --           80,674

Settlement of debt                        --            --       3,500,000       402,021          --            --          402,021

Net loss for the year ended
  June 30, 2002                           --            --            --            --            --        (500,234)      (500,234)

Sale of common stock
 (at $.05 to $.10 per share)              --            --         650,000        39,000          --            --           39,000

Net loss for the year ended
  June 30, 2003                           --            --            --            --            --         (92,158)       (92,158)

Sale of common stock
 (at $.05 per share)                      --            --       1,360,000        68,000          --            --           68,000

Issuance of common stock
  for services
 (at $.05 to $.10 per share)              --            --         595,000        29,950          --            --           29,950

Net loss for the year ended
  June 30, 2004                           --            --            --            --            --        (223,517)      (223,517)




                                                         PURCHASE POINT MEDIA CORPORATION
                                                          (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                               JUNE 28, 1996 THROUGH SEPTEMBER 30, 2006 (Continued)


                                                                     Common Stock
                                                               -------------------------
                                                                                           Additional    Retained
                                   Preferred       Par                        Stated        Paid-In      Earnings
                                     Stock         Value         Shares        Value        Capital      (Deficit)         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Issuance of common stock
  for costs of stock offering             --            --       1,000,000          --            --            --             --

Issuance of common stock
  for services at $.50 per share          --            --         400,000       200,000          --            --          200,000

Issuance of common stock
  for payment of debt at
  $.50 per share                          --            --         190,000        95,000          --            --           95,000

Issuance of common stock
  for at $.08 per share                   --            --         250,000        20,000          --            --           20,000

Issuance of common stock
  for services at $.50 per share          --            --         410,000       205,000          --            --          205,000

Net loss for the year ended
  June 30, 2005                           --            --            --            --            --        (710,702)      (710,702)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2005                 2,000           170    21,928,940     1,782,983       128,128    (3,332,368)    (1,421,087)

Issuance of common stock for
  expenses at $.06 per share              --            --         250,000        15,000          --            --           15,000

Sale of common stock for
  cash at $.09 per share                  --            --         200,000        18,000          --            --           18,000

Valuation of common stock
  options for expenses                    --            --            --            --           5,400          --            5,400

Net loss for the year ended
  June 30, 2006                           --            --            --            --            --        (236,848)      (236,848)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2006                 2,000           170    22,378,940     1,815,983       133,528    (3,569,216)    (1,619,535)

Valuation of common stock
  options for expenses                    --            --            --            --           1,350          --            1,350

Net loss for the three months
   ended September 30, 2006               --            --            --            --            --         (49,078)       (49,078)

Balance at September 30, 2006            2,000   $       170    22,378,940   $ 1,815,983   $   134,878   $(3,618,294)   $(1,667,263)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========



                                       -6-

                        PURCHASE POINT MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                     June 28,
                                      For the Three Months Ended     1996 to
                                            September 30,          September 30,
                                          2006           2005           2006
                                      -----------    -----------    -----------
CASH FLOW FROM
  OPERATING ACTIVITIES:
  Net loss                            $   (49,078)   $   (75,731)   $(3,618,294)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
   Depreciation and
    amortization                              448            415         30,072
   Write-off of patent                       --             --            4,767
   Issuance of common and
    preferred stock for expenses             --           15,000        478,620
   Issurance of warrants for
    financing                                --             --          128,128
  Valuation of options for
    financing                               1,350           --            6,750
Changes in operating assets
  and liabilities:
Increase in accounts payable               39,883         42,666      1,329,608
                                      -----------    ------------    -----------
  Net change in cash
     from operations                       (7,397)       (17,650)    (1,640,349)
                                      -----------    ------------    -----------

CASH FLOW FROM
  INVESTING ACTIVITIES:
  Security deposit                           --             --             (600)
  Acquisition of patents                     --             --          (31,542)
  Purchase  of equipment                   (1,352)          --          (14,145)
                                      -----------    ------------    -----------

                                           (1,352)          --          (46,287)
                                      -----------    ------------    -----------

CASH FLOW FROM
  FINANCING ACTIVITIES:
  Proceeds from notes payable
   related party                            8,749           --          846,225
  Payment to note payable
   related party                             --             --             (100)
  Proceeds from sale of
   common stock                              --           18,000        840,511
                                      -----------    ------------    -----------

                                            8,749         18,000      1,686,636
                                      ===========    ============    ===========





                                                                     June 28,
                                      For the Three Months Ended     1996 to
                                            September 30,          September 30,
                                          2006           2005           2006
                                      -----------    -----------    -----------
Net (decrease)  increase in cash             --           350             --

Cash - beginning of year                     --            --             --
Cash - end of year                    $      --      $    350       $     --

NON CASH FLOWS FROM
  OPERATING ACTIVITIES:

Issuance of 2,000 preferred shares
  for services - 1996                                               $     170

Issuance of 595,000 common
  shares for services - 2004                                        $  29,950

Issuance of 1,000,000 common
  shares for services  - 2005                                       $ 425,000

Issuance of 250,000 common
  shares for services - 2006                                        $  15,000

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

On September  30, 2006,  the Company had a net  operating  loss carry forward of
$3,618,294, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.


FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the period ended September 30, 2006.

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

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

         Office and other equipment at cost         $ 4,901
            Less accumulated depreciation             2,917
                                                    -------
                                                    $ 1,984
                                                    =======



Office equipment is depreciated on the straight line method over five and seven years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

         Patents at cost                            $ 23,743
            Less accumulated amortization             14,279
                                                    --------
                                                    $  9,464
                                                    ========



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

                        PURCHASE POINT MEDIA CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

2.   CAPITAL STOCK

During the year ended June 30, 2006 the Company issued 200,000 common shares for cash for private placement stock sales, and 250,000 private placement common shares for services.

During the three months ended September 30, 2006 the Company did not issue any stock.

3.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $857,399 plus accrued interest payable of $416,856 on September 30, 2006. An officer-director also has accrued consultant fees due him of $234,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars. As of September 30, 2006, no shares have been issued.

4.   STOCK OPTIONS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued for the three months ended September 30, 2006: dividend yield of 0%, expected volatility of 66.67%, exercise price of $0.25, risk free rate of 3% and expected life of 5 years. The Company recorded an expense of $1,350 and $6,750 which is included in the statements of operations for the three months ended September 30, 2006 and for the period June 28, 1996 (Date of Formation) through September 30, 2006.

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


OVERVIEW
--------

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



Marketing, Sales and Operations
-------------------------------

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

Radio and TV
------------

PPMC has entered into a joint participation agreement with CBS Radio and TV wherein CBS will offer stores free advertising and then sell Radio,TV and the last word(TM) advertising to product manufactures who sell their products in the stores.

Shelf talkers, Coupon dispensers
--------------------------------

Through an agreement with National Hispanic Retail Networks (NHR). PPMC can offer Shelf Talkers and Coupon Dispensers to the stores carrying the last word(TM). NHR who has Shelf Talkers and Coupon Dispensers in 4,400 will also be able to offer the last word to their clients.

The Point of Purchase (POP) Market
----------------------------------

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

Competition
-----------

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

Patent
------

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

Production and Manufacturing
----------------------------

     The early stage manufacturing of the last word(R) has been undertaken by Lesair, Inc. in San Diego, California. The manufacturer of the final production runs has not been determined. Competitive bids are being tendered at this time.

Quarterly Financial Statements:
-------------------------------

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

Three Months September 30, 2006
   Versus Three Months Ended September 30, 2005
-----------------------------------------------

     The net loss decreased from approximately $75,750 for the three months ended September 30, 2005 to approximately $49,100 for the three months ended September 30, 2006. The items of significant decrease for the three months ended September, 2006 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $58,400 in 2005 to approximately $30,700 for the three months ended September 30, 2006 due to a decrease in filing fee expense of $15,400 in 2005 to approximately $110 and a decrease in accounting from $11,360 to approximately $3,500 for the three months ended September 30, 2006, respectively.


LIQUIDITY

     We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At September 30, 2006 we had a working deficit of approximately $1,678,711. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

NEW FINANCIAL ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans", that requires companies that sponsor post retirement benefit plans to fully recognize as an asset or liability the over funded or under funded status of its benefit plans in its 2006 year end balance sheet. The FASB requires prospective application. The Company believes they are currently in compliance with the provisions of SFAS No. 158.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Statement 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that FASB 157 will have a material impact on its financial statements.

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes". ("FIN 48") The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 could have a material effect on the consolidated balance sheet and results of operations but the effect of such implementation is not determinable at this time.

     In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $-0- (pre-tax) during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the balance sheet as of September 30, 2006 or the statement of cash flows for the nine months ended September 30, 2006.

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

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs", an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's results of operations or financial position.


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


                               PURCHASE POINT MEDIA CORPORATION


                               By: /s/Albert Folsom
                                   ----------------
                                   Albert Folsom, President, Chief Executive
                                   Officer, Chief Financial Officer and Director








Dated:  November 13, 2006

EXHIBIT INDEX


Exhibit 31 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.