Form 10QSB
period 2006-12-31
PURCHASE POINT MEDIA CORP
filed 2007-02-14
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 000-25385

PURCHASE POINT MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1853993
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1100 Melville Street, Suite 320 Vancouver, BC Canada V6E 4A6
(Address of Principal Executive Offices)

(604) 926-7859
(Company's Telephone Number)

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐ Yes       ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

At January 30, 2007 there were 22,378,940 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):           ☐ Yes  ☒ No

SEC 2334 (09-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX
		Page

Part I. Financial Information

Item 1.	Financial Statements	1

	Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006	2

	Statements of Operations for the Six and Three Months Ended December 31, 2006 and 2005 (unaudited) and the Period June 28, 1996 (Date of Formation) through December 31, 2006	3

	Statements of Stockholders' Deficiency for the Period June 28, 1996 (Date of Formation) through December 31, 2006	4 - 6

	Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 (unaudited) and the Period June 28, 1996 (Date of Formation) through December 31, 2006	7

	Notes to Financial Statements (unaudited)	8 - 10

Item 2.	Management's Discussion and Analysis or Plan of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market risk fair value of financial instruments	14

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

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

The results of operations for the six and three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	December 31, 2006	June 30, 2006
	(Unaudited)

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Equipment-net	1,876	740

Other Assets:
Other intangibles	9,124	9,804

TOTAL ASSETS	$11,000	$10,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Note payable to related party	$867,829	$848,650
Accrued interest payable - related parties	435,970	398,474
Accounts payable - related parties	252,000	216,000
Accounts payable	175,828	166,955

Total Current Liabilities	1,731,627	1,630,079

Stockholders' Deficiency:
Preferred stock; no par value -
authorized 50,000,000 shares; outstanding 2,000 shares, at redemption value	170	170
Common stock, no par value -
authorized 100,000,000 shares; outstanding 22,378,940	1,815,983	1,815,983
Additional paid-in capital	136,226	133,528

Deficit accumulated during development stage	(3,673,006)	(3,569,216)

Total Stockholders' Deficiency	(1,720,627)	(1,619,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$11,000	$10,544

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 28, 1996
	For the Six Months Ended		For the Three Months Ended		to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
Costs and Expenses:

General and administrative expenses	$65,398	93,729	$35,149	$36,072	$2,618,763
Depreciation and amortization	896	828	448	414	30,519

Net loss from operations	(66,294)	(94,557)	(35,597)	(36,486)	(2,649,282)

Other expenses:
Loss from theft					(354,477)
Interest	(37,496)	(34,967)	(19,115)	(17,307)	(669,247)

Net loss	$(103,790)	$(129,524)	$(54,712)	$(53,793)	$(3,673,006)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$-	$-

Average oustanding shares
(stated in '000)
Basic	22,378	22,153	22,378	22,379
Diluted	22,878	22,653	22,878	22,879

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
JUNE 28, 1996 THROUGH DECEMBER 31, 2006
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Balance, June 28, 1996 (Date of Formation)	-	$-	-	$-	$-	$-	$-

Sale of common stock (at $.009 per share)	-	-	1,175,000	10,000	-	-	10,000

Four-for-one stock split	-	-	3,525,000	-	-	-	-

Issuance of preferred stock for consulting
services (valued at $.09 per share)	2,000	170	-	-	-	-	170

Net loss for the period ended June 30, 1996	-	-	-	-	-	(338,760)	(338,760)

Recapitalization for effect of reverse acquisition	-	-	6,675,000	8,500	-	-	8,500

Net loss for the year ended June 30, 1997	-	-	-	-	-	(99,350)	(99,350)

Net loss for the year ended June 30, 1998	-	-	-	-	-	(142,719)	(142,719)

Sale of common stock (at $7.00 per share)	-	-	34,571	241,997	-	-	241,997

Issuance of warrants for loan financing
(issued at $.67 per share)	-	-	-	-	23,104	-	23,104

Net loss for the year ended June 30. 1999	-	-	-	-	-	(458,843)	(458,843)

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
JUNE 28, 1996 THROUGH DECEMBER 31, 2006 (Continued)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of warrants for loan financing
(issued at $ .08 per share)	-	-	-	-	83,738	-	83,738

Sale of common stock (at $1.00 per share)	-	-	117,665	117,665	-	-	117,665

Sale of common stock (at $.50 per share)	-	-	336,076	168,038	-	-	168,038

Net loss for the year ended June 30, 2000	-	-	-	-	-	(483,493)	(483,493)

Issuance of warrants for loan financing
(issued at $.08 per share)	-	-	-	-	21,286	-	21,286

Sale of common stock
(at $1.00 per share, net of issuance costs)	-	-	97,138	97,138	-	-	97,138

Net loss for the year ended June 30, 2001	-	-	-	-	-	(282,592)	(282,592)

Sale of common stock (at $.05 per share)	-	-	1,613,490	80,674	-	-	80,674

Settlement of debt	-	-	3,500,000	402,021	-	-	402,021

Net loss for the year ended June 30, 2002	-	-	-	-	-	(500,234)	(500,234)

Sale of common stock (at $.05 to $.10 per share)	-	-	650,000	39,000	-	-	39,000

Net loss for the year ended June 30, 2003	-	-	-	-	-	(92,158)	(92,158)

Sale of common stock (at $.05 per share)	-	-	1,360,000	68,000	-	-	68,000

Issuance of common stock for services
(at $.05 to $.10 per share)	-	-	595,000	29,950	-	-	29,950

Net loss for the year ended June 30, 2004	-	-	-	-	-	(223,517)	(223,517)

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
JUNE 28, 1996 THROUGH DECEMBER 31, 2006 (Continued)
(Unaudited)

		Common Stock		Additional	Retained
Preferred	Par		Stated	Paid-In	Earnings
Stock	Value	Shares	Value	Capital	(Deficit)	Total
Issuance of common stock for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock for payment of debt at $.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock for at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance at June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock for expenses at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Valuation of common stock options for expenses	-	-	-	-	5,400	-	5,400

Net loss for the year ended June 30, 2006	-	-	-	-	-	(236,848)	(236,848)

Balance at June 30, 2006	2,000	$170	22,378,940	$1,815,983	$133,528	$(3,569,216)	$(1,619,535)

Valuation of common stock options for expenses	-	-	-	-	2,698	-	2,698

Net loss for the period ended December 31, 2006	-	-	-	-	-	(103,790)	(103,790)

Balance at December 31, 2006	2,000	$170	22,378,940	$1,815,983	$136,226	$(3,673,006)	$(1,720,627)

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			June 28,
			1996 to
	For the Six Months ended		June 30,
	December 31,		December 31,
	2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(103,790)	$(129,524)	$(3,673,006)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	896	829	30,520
Write-off of patent	-	-	4,767
Issuance of common and preferred stock for expenses	-	15,000	478,620
Issurance of warrants for financing	-	-	128,128
Valuation of options for financing	2,700	-	8,100
Changes in operating assets and liabilities:
Increase in accounts payable	82,371	95,695	1,372,096

Net change in cash from operations	(17,823)	(18,000)	(1,650,775)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	(1,352)	-	(14,145)

	(1,352)	-	(46,287)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from notes payable related party	19,182	-	856,658
Payment to note payable related party	(7)	-	(107)
Proceeds from sale of common stock	-	18,000	840,511

	19,175	18,000	1,697,062

Net (decrease) increase in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

NON CASH FLOWS FROM OPERATING ACTIVITIES:

Issuance of 2,000 preferred shares for services - 1996			$170

Issuance of 595,000 common shares for services - 2004			$29,250

Issuance of 1,000,000 common shares for services - 2005			$425,000

Issuance of 250,000 common shares for services - 2006			$15,000

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006
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

On December 31, 2006, the Company had a net operating loss carry forward of $3,673,006, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the period ended December 31, 2006.

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

FINANCIAL AND CONCENTRATINS RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$4,901
Less accumulated depreciation	3,025
$1,876

Office equipment is depreciated on the straight line method over five years.

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,743
Less accumulated amortization	14,619
$9,124

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

During the year ended June 30, 2006 the Company issued 200,000 common shares as issuance costs for private placement stock sales valued at $18,000 and 250,000 private placement common shares for services valued at $15,000.

During the six months ended December 31, 2006 the Company did not issue any common stock.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $867,829 plus accrued interest payable of $435,970 on December 31, 2006. An officer-director also has accrued consultant fees due him of $252,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars. As of December 31, 2006, no shares have been issued.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

The Point of Purchase (POP) Market

The following discussion of the Point of Purchase (POP) market is based upon the "Supermarket Buying Habits Survey" published by The Point Of Purchase Advertising Institute, Inc. (POPAI), based in Washington DC.. Point of purchase advertising is a $17 billion business. The basis of the growth of POP advertising is its capacity to influence the buying decisions of shoppers after they enter a store. POPAI has determined that average shoppers make the decisions for choosing two thirds of their supermarket purchases after they enter a store. Other marketing professionals concur with these findings.

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

Six Months Ended December 31, 2006
Versus Six Months Ended December 31, 2005

The net loss decreased from approximately $129,525 for the six months ended December 31, 2005 to approximately $103,800 for the six months ended December 31, 2006. The items of significant decrease for the six months ended December 31, 2006 over the comparable period of the prior year was an decrease in general and administrative expense from approximately $93,730 in 2005 to approximately $65,400 for the six months ended December 31, 2006 due to a decrease in consulting expense from approximately $35,000 in 2005 to approximately $2,700 for the six months ended December 31, 2006, respectively and professional fees from approximately $22,600 in 2005 to approximately $13,500 for the six months ended December 31, 2006.

Three Months December 31, 2006
Versus Three Months Ended December 31, 2005

The net loss increased from approximately $53,800 for the three months ended December 31, 2005 to approximately $54,800 for the three months ended December 31, 2006. The items of significant increase for the three months ended December 31, 2006 over the comparable period of the prior year was a decrease in general and administrative expense from approximately $36,500 in 2005 to approximately $35,600 for the three months ended December 31, 2006 due to a decrease in consulting expense of $-0- in 2005 to approximately $1,350 for the three months ended December 31, 2006, respectively and an increase in interest expense from approximately $17,700 in 2005 to $19,100 for the three months ended December 31, 2006, respectively.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At December 31, 2006 we had a working deficit of approximately $1,732,000. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company does not believe that SFAS No. 158 will have a material impact on its financial statements as of and for the year ended June 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the Company’s balance sheet and statement of operations but the effect of such implementation is not determinable at this time.

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

PURCHASE POINT MEDIA CORPORATION

Date: February 14, 2007	By:	/s/ Albert Folsom
Albert Folsom
President, Chief Executive Officer, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 - Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.