Form 10QSB
period 2007-03-31
PURCHASE POINT MEDIA CORP
filed 2007-05-07
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 000-25385

PURCHASE POINT MEDIA CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1853993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 1100 Melville Street, Suite 320
Vancouver, BC Canada V6E 4A6
 (Address of principal executive offices)

 (778) 786-1005
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date:
At May 1, 2007 there were 22,378,940 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

SEC 2334 (09-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PURCHASE POINT MEDIA CORPORATION

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2007 (unaudited) and June 30, 2006	2
	Statements of Operations for the Nine Months Ended March 31, 2007 and 2006 (unaudited) and the Period June 28, 1996 (Date of Formation) through March 31, 2007	3
	Statements of Stockholders' Deficiency for the Period June 28, 1996 (Date of Formation) through March 31, 2007	4 - 6
	Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006 (unaudited) and the Period June 28, 1996 (Date of Formation) through March 31, 2007	7 - 8
	Notes to Financial Statements (unaudited)	9 - 12

Item 2.	Management's Discussion and Analysis or Plan of Operations	13 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk Fair Value of Financial Instruments	17
Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

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

The results of operations for the nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	March 31,	June 30,
	2007	2006
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Equipment-net	1,768	740

Other Assets:
Other intangibles - net	8,783	9,804

TOTAL ASSETS	$10,551	$10,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Note payable to related party	$872,721	$848,650
Accrued interest payable - related parties	455,527	398,474
Accounts payable - related parties	270,000	216,000
Accounts payable	178,531	166,955

Total Current Liabilities	1,776,779	1,630,079

Stockholders' Deficiency:
Preferred stock; no par value - authorized 50,000,000 shares;
outstanding 2,000 shares, at redemption value	170	170
Common stock, no par value - authorized 100,000,000 shares;
outstanding 22,378,940	1,815,983	1,815,983
Additional paid-in capital	137,576	133,528
Deficit accumulated during development stage	(3,719,957)	(3,569,216)

Total Stockholders' Deficiency	(1,766,228)	(1,619,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,551	$10,544

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION)
TO MARCH 31, 2007

	For the Nine Months		For the Three Months		June 28, 1996
	Ended March 31,		Ended March 31,		to March 31,
	2007	2006	2007	2006	2007
Costs and Expenses:
General and administrative expenses	$92,344	121,904	$26,946	28,175	$2,645,709
Depreciation and amortization	1,344	1,243	448	415	30,967

Net loss from operations	(93,688)	(123,147)	(27,394)	(28,590)	(2,676,676)

Other expenses:
Loss from theft	-	-	-	-	(354,477)
Interest	(57,053)	(53,198)	(19,557)	(18,231)	(688,804)

Net loss	$(150,741)	$(176,345)	$(46,951)	$(46,821)	$(3,719,957)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$-	$-

Average oustanding shares
(stated in '000)
Basic	22,378	22,377	22,378	22,379
Diluted	22,878	22,877	22,878	22,879

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
JUNE 28, 1996 THROUGH MARCH 31, 2007
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
JUNE 28, 1996 THROUGH MARCH 31, 2007 (Continued)
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

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
JUNE 28, 1996 THROUGH MARCH 31, 2007 (Continued)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Par		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Issuance of common stock for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock for payment of debt at $.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock for at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended June 30, 2005	-	-	-	-	-	(710,702)	(710,702)

Balance at June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock for expenses at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Valuation of common stock options for expenses	-	-	-	-	5,400	-	5,400

Net loss for the year ended June 30, 2006	-	-	-	-	-	(236,848)	(236,848)

Balance at June 30, 2006	2,000	170	22,378,940	1,815,983	133,528	(3,569,216)	(1,619,535)

Valuation of common stock options for expenses	-	-	-	-	4,048	-	4,048

Net loss for the period ended March 31, 2007	-	-	-	-	-	(150,741)	(150,741)

Balance at March 31, 2007	2,000	$170	22,378,940	$1,815,983	$137,576	$(3,719,957)	$(1,766,228)

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 AND
FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
MARCH 31, 2007

			June 28,
	For the Nine Months Ended		1996 to
	March 31,		March 31,
	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(150,741)	$(176,345)	$(3,719,957)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,344	1,243	30,968
Write-off of patent	-	-	4,767
Issuance of common and preferred stock for expenses	-	15,000	478,620
Issurance of warrants for financing	-	-	128,128
Valuation of options for financing	4,048	-	9,448
Changes in operating assets and liabilities:
Increase in accounts payable	122,630	127,655	1,412,355
Net change in cash
Net change in cash from operations	(22,719)	(32,447)	(1,655,671)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	(1,352)	-	(14,145)

	(1,352)	-	(46,287)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	24,129	14,538	861,605
Payment to note payable related party	(58)	(91)	(158)
Proceeds from sale of common stock	-	18,000	840,511

	24,071	32,447	1,701,958

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND FOR THE PERIOD JUNE 28, 1996 (DATE OF INCEPTION) TO
MARCH 31, 2007

	For the Nine Months		June 28,
	Ended		1996 to
	March 31,		March 31,
	2007	2006	2007

Net (decrease) increase in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

NON CASH FLOWS FROM OPERATING ACTIVITIES:

Issuance of 2,000 preferred shares for services - 1996			$170

Issuance of 595,000 common shares for services - 2004			$29,950

Issuance of 810,000 common shares for services - 2005			$405,000

Issuance of 250,000 common shares for services - 2006			$15,000

The accompanying notes are an integral part of these financial statements.

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

The balance sheet as of March 31, 2007 and the statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by Purchase Point Media Inc. (the "Company" or "Purchase Point Media") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the balance sheet as of June 30, 2006 was derived from audited financial statements.

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

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

On March 31, 2007, the Company had a net operating loss carry forward of $3,719,957, however, any tax benefit from the carryforward would be substantially limited because of major ownership changes in the outstanding common stock of the Company and therefore any benefit has been fully offset by a valuation reserve. The net operating loss will expire starting in 2012 through 2026.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the period ended March 31, 2007.

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

FINANCIAL AND CONCENTRATION RISK

The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	March 31,	June 30,
	2007	2006
Office and other equipment at cost	$4,901	$3,549
Less accumulated depreciation	3,133	2,809
	$1,768	$740

Office equipment is depreciated on the straight line method over five and seven years.

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

PATENTS

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

	March 31,	June 30,
	2007	2006
Patents at cost	$23,743	$23,743
Less accumulated amortization	14,960	13,939
	$8,783	$9,804

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

PURCHASE POINT MEDIA CORPORATION
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	CAPITAL STOCK

During the year ended June 30, 2006 the Company issued 200,000 common shares for cash for private placement stock sales, and 250,000 private placement common shares for services.

During the nine months ended March 31, 2007 the Company did not issue any stock.

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $872,721 plus accrued interest payable of $455,527 on March 31, 2007. An officer-director also has accrued consultant fees due him of $270,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an option to purchase 500,000 common shares at any time after April 26, 2005, for up to five years thereafter at $.35 per share, with the condition that he remains a director of the Company. The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display on their shopping cars. As of March 31, 2007, no shares have been issued.

4.	STOCK OPTIONS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued for the nine months ended March 31, 2007: dividend yield of 0%, expected volatility of 66.67%, exercise price of $0.25, risk free rate of 3% and expected life of 5 years. The Company recorded an expense of $4,048 and $9,448 which is included in the statements of operations for the nine months ended March 31, 2007 and for the period June 28, 1996 (Date of Formation) through March 31, 2007.

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

6.	SUBSEQUENT EVENTS

a)
On April 24, 2007, PPMC entered into a Share Exchange Agreement with the stockholders of Power Sports Factors, Inc. (“PSF”), whereby the stockholders of PSF shall exchange 100% of the shares of PSF for a total of 17,500,000 shares of common stock of PPMC, to be effective after the reverse split of the common stock of PPMC. After the completion of the share exchange as set forth in the Share Exchange Agreement, and the effectiveness of the reverse split, the total number of issued and outstanding shares of PPMC shall be approximately 25,120,000 shares of common stock.

The closing of the transaction and share exchange shall take place after the effective date of the recently announced reverse split of the common stock of PPMC, or earlier, if the parties agree. If the closing takes place earlier, then the shares to be issued as part of the share exchange shall not be issued until after the effectiveness of the reverse split of the common stock of PPMC.

b)
On April 30, 2007, the Board of Directors approved that the Company’s common stock shall be reversed with the issuance of one (1) new share of common stock for each twenty (20) old shares of common stock.

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

Nine Months March 31, 2007 Versus Nine Months Ended March 31, 2006

The net loss decreased from approximately $176,350 for the nine months ended March 31, 2006 to approximately $150,750 for the nine months ended March 31, 2007. The items of significant decrease for the nine months ended March 31, 2007 over the comparable period of the prior year was a decrease in general and administrative expense from approximately $122,000 in 2006 to approximately $92,350 for the nine months ended March 31, 2007 due to a decrease in filing fee expense of $15,400 in 2006 to approximately $400 and a decrease in accounting from $24,500 to approximately $16,100 for the nine months ended March 31, 2007, respectively.

Three Months March 31, 2007 Versus Three Months Ended March 31, 2006

The net loss decreased from approximately $46,800 for the three months ended March 31, 2006 to approximately $46,950 for the three months ended March 31, 2007. The items of significant decrease (increase) for the three months ended March 31, 2007 over the comparable period of the prior year was a decrease in general and administrative expense from approximately $28,200 in 2006 to approximately $27,400 and an (increase) in interest expense of approximately $18,330 in 2006 to approximately $19,600 in 2007, respectively.

Liquidity

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At March 31, 2007 we had a working deficit of approximately $1,777,000. Since we have no source of revenue, our working capital deficit will continue to increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

Critical Accounting Issues

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PURCHASE POINT MEDIA CORPORATION

Date: May 7, 2007	By:	/s/ Albert Folsom
Albert Folsom
President, Chief Executive Officer, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.