Form 10KSB
period 2007-06-30
PURCHASE POINT MEDIA CORP
filed 2007-10-15
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number:  000-25385

PURCHASE POINT MEDIA CORPORATION
(Name of small business issuer in its charter)

MINNESOTA	41-1853993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Central Highway, Pennsauken, NJ	08109
(Address of principal executive offices)	(Zip Code)

(856) 488-9333
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.    ☐ Yes    ☐ No

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

Registrant’s revenues for its fiscal year ended June 30, 2007: $-0-

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of October 4, 2007, was $2,068,881.

Number of shares of Common Stock outstanding as of October 4, 2007: 98,503,940.

Documents incorporated by reference:  None

PART I

This Annual Report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-KSB. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-KSB. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1.    Description of Business

General

Purchase Point Media Corporation (“PPMC”, the “Company”, “we” or “us”), was organized under the laws of the State of Minnesota on June 28, 1996. PPMC, through the acquisition in 1997, of a Nevada corporation of the same name, acquired the trademark, patent and exclusive marketing rights to, and has invested over one million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts. As of June 30, 2007, the Company was still in the development stage and was not an operating company, and there was no assurance that the selling of advertising space to national advertisers would be developed or that the Company would achieve a profitable level of operation. Our Board of Directors accordingly determined that the Company should acquire a business and transfer our then existing business relating to the development of last word® to our subsidiary The Last Word, Inc. Shares of this subsidiary are planned to be distributed to our stockholders as a dividend as described immediately below.

Recent Developments

Acquisition of Power Sports Factory

On April 24, 2007, we entered into a Share Exchange and Acquisition Agreement (the “Share Exchange Agreement”), by and among PPMC, Power Sports Factory, Inc., a Delaware corporation with offices in Pennsauken, New Jersey (“PSF” or “Power Sports Factory”), and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock. We have filed Information Statements on May 4 and May 14, 2007 with the SEC, under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Stanislav Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split, at which time, each share of Preferred Stock is automatically converted into 10 shares of Common Stock.

As soon as practicable following the filing of this Annual Report, we intend to file a further Information Statement with the SEC with regard to the Reverse Split and the change of our Company’s name to Power Sports Factory, Inc.  Following completion of SEC review of the Information Statement, we would be able to mail the Definitive Information Statement to stockholders and proceed to make the Reverse Split and name change effective.

Planned Share Dividend of lastword® Business

To distribute the existing business of the Company as of the close of our last fiscal year to our stockholders, the Board of Directors of PPMC has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a Form 10 with, and have the filing declared effective by, the SEC.  We plan to file the Form 10 as soon as practicable following the filing of this Annual Report.

Business of Power Sports Factory

Power Sports Factory, Inc., is a Delaware corporation formed in June, 2003, that imports, markets, distributes and sells motorcycles and scooters. Through PSF’s manufacturing relationships in China, it began to import and sell powersports products in the United States. Its products have been marketed mainly under the “Strada” and “Yamati” brands. At the beginning of 2007, PSF made the determination to focus primarily on the sales and distribution of motorscooters. PSF now sells the motorscooters that it imports primarily to retail distributors and a small portion through the internet. The majority of the scooters range in size from 50cc to 250cc.

On May 15, 2007, PSF signed an exclusive licensing agreement with Andretti IV, LLC. Andretti IV, LLC, has the rights to the personal name, likeness and endorsement rights of certain members of the Mario Andretti family. This agreement allows PSF to use the Andretti name to brand scooters for the next 10 years assuming minimum license fees are met.

We have a manufacturing arrangement with one of the largest manufacturers in China and we purchase from other manufacturers from time to time.

Market for our Products

According to the Motorcycle Industry Council, an organization that provides sales information for the motorcycle industry, sales of motorcycles in the United States in 2006 modestly increased to 1,022,332 units (including scooters, street bikes, off-road bikes and dual sport vehicles (vehicles used both on and off streets). This was slightly higher than the 1,009,588 units sold in the United States in 2005, representing a 1.3% increase. These statistics generally cover sales of the major U.S. and Japanese brands.

Product Warranty Policies

Our product warranty policy is two years on major parts and three years on engines. In addition, the manufacturers of our parts and vehicles have their own warranty policies that limit our financial exposure to a certain extent during the first year of the warranty on major parts.

Marketing

We have two employees (other than our officers) involved in sales and marketing. We have relationships with over 100 dealers.

We use a creative agency to handle all the advertising and marketing programs for our products and also rely on our retailers for sales.

Competition

The motorscooter industry is highly competitive. The Company’s competitors include specialty companies as well as large motor vehicle companies with diversified product lines. Competitors of the company in the motorcycle and scooter category include Honda, Yamaha, Piaggio/Vespa, Keeway, Genuine Motor Company, Kymco, United Motors and Vento Motorcycles. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, sales, marketing and distribution resources than Power Sports Factory. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the motorscooter industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which Power Sports Factory competes, further increasing competition. Power Sports Factory believes its ability to compete successfully depends on a number of factors including the strength of licensed brand names, effective advertising and marketing, impressive design, high quality, and value.

Additionally, our manufacturers may have relationships with our competitors in some or all markets or product lines.  Pricing and supply commitments may be more favorable to our competitors.  Power Sports Factory may not be able to compete successfully in the future, and increased competition may adversely affect our financial results.

We believe that market penetration in this segment is difficult and, among other things, requires significant marketing and sales expenditures. Competition in this market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, and warranties. We intend to compete based on competitively based pricing, quality of product offering, service, support, and styling.

Government Regulation

The motorcycles and scooters we distribute are subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. All motorscooters, components and manufactured parts are subject to Department of Transportation (“DOT”) standards. Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors to sell motor vehicles and scooters. Without this insurance we are not permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured, a policy of $2 million. While we believe that this policy limit will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state’s insurance coverage requirements or that we well be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Agent for Service of Process

To comply and maintain with Federal regulations under National Highway Traffic Safety Administration (“NHTSA”), we act as Agent for Service of Process for all the products manufactured under the “Yamati” and “Strada” brand names.

Intellectual Property

We have applied for trademarks for our “Power Sports Factory” and “Yamati” brand names with the U.S. Patent and Trademark Office.

Employees

As of October 1, 2007, we had approximately five employees (excluding our two executive officers), all of whom are employed at our Pennsauken, New Jersey offices. All of our employees were employed on a full-time basis including one executive, two salespersons, one administrative persons and one technical person. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Risk Factors

We will require additional financing to sustain operations and, without it, we may not be able to continue operations.

We require additional financing to sustain operations. Our inability to raise additional working capital at all or to raise it in a timely manner may negatively impact our ability to fund the operations, to generate revenues, and to otherwise execute the business plan, leading to the reduction or suspension of the operations and ultimately termination of the business. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent the Company from paying dividends and could limit flexibility in making business decisions.

Our future success depends on our ability to respond to changing consumer demands, identify and interpret trends in the industry and successfully market new products.

The motor scooter industry is subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, we must identify and interpret vehicle trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful product lines in the future, the Company’s growth and profitability will be negatively impacted.  If radical changes in transportation technology occur, it could significantly diminish demand for our products. If we fail to anticipate, identify or react appropriately to changes in product style, quality and trends or we are not successful in marketing new products, we could experience an inability to profitably sell our products even at lower cost margins.   These risks could have a severe negative effect on our results of operations or financial condition.

Our product offering is currently heavily concentrated.

The Company currently concentrates on the sale of motor scooters.  If consumer demand for motor scooters in general, or the Company’s offerings specifically, wanes or fails to grow, our ability to sell motor scooters may be significantly impacted.

Our business and the success of our products could be harmed if Power Sports Factory is unable to maintain their brand image.

Our success is heavily dependent upon the market acceptance of our Andretti and Yamati branded lines of motor scooters.  If we are unable to timely and appropriately respond to changing consumer demand, the brand names and brand images Power Sports Factory distributes may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated or associate those brands with styles of vehicles that are no longer popular.  We invest significantly in our branded presentation to the marketplace.  Lack of acceptance of our brands will have a material impact on the performance of the Company.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with manufacturers for most products prior to the time we receive customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair brand image and have a material adverse effect on operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, the Company may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Our products are subject to extensive international, federal, state and local safety, environmental and other government regulation that may require us to incur expenses, modify product offerings or cease all or portions of our business in order to maintain compliance with the actions of regulators.

Power Sports Factory must comply with numerous federal and state regulations governing environmental and safety factors with respect to its products and their use. These various governmental regulations generally relate to air, water and noise pollution, as well as safety standards. If we are unable to obtain the necessary certifications or authorizations required by government standards, or fail to maintain them, business and future operations would be harmed seriously.

Use of motorcycles and scooters in the United States is subject to rigorous regulation by the EPA, and by state pollution control agencies. Any failure by the Company to comply with applicable environmental requirements of the EPA or state agencies could subject the Company to administratively or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product recalls or suspension of production. Additionally, the Consumer Product Safety Commission exercises jurisdiction when applicable over the Company’s product categories.

The Company’s business and facilities also are subject to regulation under various federal, state and local regulations relating to the sale of its products, operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Failure to comply with any of these regulations in the operation of the business could subject the Company to administrative or legal action resulting in fines or other monetary penalties or require the Company to change or cease business.

We believe that the manufacturing facilities in China for the motorcycles and scooters that we import are in compliance with applicable environmental regulations. However, if such entities are not in compliance, or are unable to indemnify us, we may be subject to liability.

A significant adverse determination in any material product liability claim against the Company could adversely affect our operating results or financial condition.

Accidents involving personal injury and property damage occur in the use of Power Sports Factory’s  products.  It is our policy to vigorously defend against these actions. Product liability insurance is presently maintained by the Company on a “claims made” basis in the amount of $1,000,000 per occurrence and $2,000,000 in the general aggregate. While Power Sports Factory does not have any significant pending product liability litigation, no assurance can be given that material product liability claims against Power Sports Factory will not be made in the future. Adverse determination of material product liability claims made against Power Sports Factory or a lapse in coverage could adversely affect our operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

Power Sports Factory provides a limited warranty for its products for a period of twenty-four months and for engines, three years.  We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although we require that our manufacturing partners employ quality control procedures, sometimes a product is distributed which needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer.

Our business is subject to seasonality and weather conditions that may cause quarterly operating results to fluctuate materially.

Motorcycle and scooter sales in general are seasonal in nature since consumer demand is substantially lower during the colder season in North America. We may endure periods of reduced revenues and cash flows during off-season months and be required to lay off or terminate some employees from time to time. Building inventory during the off-season period could harm financial results if anticipated sales are not realized. Further, if a significant number of dealers are concentrated in locations with longer or more intense cold seasons, or suffer other weather conditions, such as Katrina on the Gulf Coast, a lack of consumer demand may impact adversely the Company’s financial results.

Power Sports Factory faces intense competition, including competition from companies with significantly greater resources, and if Power Sports Factory is unable to compete effectively with these companies, market share may decline and business could be harmed.

The motorcycle and scooter industry is highly competitive. Our competitors include specialty companies as well as large motor vehicle companies with diversified product lines. Many of our competitors have significantly greater financial, technological, engineering, manufacturing, sales, marketing and distribution resources than the Company. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the recreational vehicle industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which Power Sports Factory competes, further increasing competition. Additionally, our manufacturers may have relationships with our competitors in some or all markets or product lines.  Pricing and supply commitments may be more favorable to our competitors.  Power Sports Factory may not be able to compete successfully in the future, and increased competition may adversely affect our financial results.

We have an exclusive licensing arrangement for a significant portion of our product offering.

Our exclusive marketing arrangement with Andretti IV, LLC., requires us to pay Andretti IV a certain minimum payment per year.  If we do not make the minimum payment, we may lose our exclusive license. Our licensing fee is a fixed cost according to the agreement which may cause us to be inflexible in our pricing structure.

The failure of certain key manufacturing suppliers to provide us with scooters and components could have a severe and negative impact on our business.

At this time, we purchase scooters from several Chinese manufacturers and we rely on a small group of suppliers to provide us with components for our products, some of whom are located outside of the United States. If the manufacturers or these suppliers become unwilling or unable to provide the scooters and components, there are a limited number of alternative manufacturers or suppliers who could provide them. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate, could affect our ability to receive the scooters and components from our manufacturer and suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide scooters and these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

We are currently negotiating for exclusive design and products from manufacturers that, in addition to other terms, will require us to make minimum purchase commitments.  If we do not make the minimum amount of purchases under the agreement, we may lose our exclusive rights to certain products and designs.  Additionally we may have to agree to offer reciprocal purchasing exclusivity which could increase risks associated with single source supplying such as pricing, quality control, timely delivery and market acceptance of designs.

Our business is subject to risks associated with offshore manufacturing.

We import motorcycles and scooters into the United States from China for resale. All of our import operations are subject to tariffs and quotas set by the U.S. and Chinese governments through mutual agreements or bilateral actions. In addition, China, where our products are manufactured may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or exports, or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

In addition, the recent elimination of quotas on World Trade Organization member countries by 2005 could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes or increased U.S. homeland security requirements. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Our international operations expose us to political, economic and currency risks.

All of our products came from sources outside of the United States. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	political and economic instability; and

•	disruptions or delays in shipments.

Changes in currency exchange rates may affect the relative prices at which we are able to manufacture products and may affect the cost of certain items required in our operation, thus possibly adversely affecting our profitability.

There are inherent risks of conducting business internationally. Language barriers, foreign laws and customs and duties issues all have a potential negative effect on our ability to transact business in the United States. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and we may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with  customers or suppliers.

We may suffer from infringements or piracy of our trademarks, designs, brands or products.

We may suffer from infringements or piracy of our trademarks, designs, brands or products in the U.S. or globally.  Some jurisdictions may not honor our claims to our intellectual properties. In addition, we may not have sufficient legal resources to police or enforce our rights in such circumstances.

Unfair trade practices or government subsidization may impact our ability to compete profitably.

In an effort to penetrate markets in which the Company competes, some competitors may sell products at very low margins, or below cost, for sustained periods of time in order to gain market share and sales.  Additionally, some competitors may enjoy certain governmental subsidations that allow them to compete at substantially lower prices.  These events could substantially impact our ability to sell our product at profitable prices.

If Power Sports Factory markets and sells its products in international markets, we will be subject to additional regulations relating to export requirements, environmental and safety matters, and marketing of the products and distributorships, and we will be subject to the effects of currency fluctuations in those markets, all of which could increase the cost of selling products and substantially impair the ability to achieve  profitability in foreign markets.

As a part of our marketing strategy, Power Sports Factory plans to market and sell its products internationally. In addition to regulation by the U.S. government, those products will be subject to environmental and safety regulations in each country in which Power Sports Factory markets and sells. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, Power Sports Factory may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in Power Sports Factory’s business practices or products will require response to the laws of foreign countries and will result in additional expense to the Company.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the products in foreign countries. We may also be required to obtain approval from the U.S. government to export the products. If we are delayed in receiving, or are unable to obtain import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our complete marketing strategy.

We plan to significantly increase operating expenses related to advertising and the expansion of sales and support departments.

Because of our intent to launch the Andretti brand, we expect to incur significant expenditures in advertising and promotions introducing and maintaining visibility of the brand in the marketplace, assuming that the financial resources are available to do so.  We also intend to add significant personnel to our sales and support departments.  In the event that our advertising campaigns are not successful, and we do not realize significant increases in revenues, our financial results could be adversely affected.

Our plan to grow will place strains on the management team and other Company resources to both implement more sophisticated managerial, operational, technological and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. The inability to manage growth could impede the ability to generate revenues and profits and to otherwise implement the business plan and growth strategies, which would have a negative impact on business.

If we fail to effectively manage growth, the financial results could be adversely affected. Growth may place a strain on the management systems and resources. We must continue to refine and expand the business development capabilities. This growth will require the Company to significantly improve and/or replace the existing managerial, operational and financial systems, procedures and controls, to improve the coordination between various corporate functions, and to manage, train, motivate and maintain a growing employee base. The Company’s performance and profitability will depend on the ability of the officers and key employees to: manage the business as a cohesive enterprise; manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures; add internal capacity, facilities and third-party sourcing arrangements as and when needed; maintain  quality controls; and attract, train, retain, motivate and effectively manage employees. The time and costs to implement these steps may place a significant strain on management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to successfully integrate and manage new systems, controls and procedures for the business, or even if we successfully integrate systems, controls, procedures, facilities and personnel, such improvements may not be adequate to support projected future operations. We may never recoup expenditures incurred during our growth. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

We may make acquisitions which could divert management’s attention, cause ownership dilution to stockholders and be difficult to integrate.

Given that our strategy envisions growing our business, we may decide that it is in the best interest of the Company to identify, structure and integrate acquisitions that are complementary to, or accretive with, our current business model. Acquisitions, strategic relationships and investments often involve a high degree of risk. Acquisitions can place a substantial strain on current operations, financial resources and personnel.  Successful integrations may not be achieved, or customers may become dissatisfied with the Company. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.

Item 2.    Description of Property

Our principal executive offices are located at our 6950 Central Highway, Pennsauken, New Jersey, and comprise an approximately 19,700 square foot facility, which is also the offices and warehouse for our motorcycle and scooter products.  We lease this facility under a lease expiring September 30, 2008, with a monthly rental rate of $8,800 through September 30, 2007, increasing to $9,100 on October 1, 2007 through September 30, 2008.

During our fiscal year ended June 30, 2007, we leased offices at 585 Southborough Drive, West Vancouver, BC, Canada, consisting of approximately 1,500 square feet of office space at a monthly rental rate of $1,500. This lease has been assumed by our last word® subsidiary.

Item 3.    Legal Proceedings

PPMC is not a party to any other litigation nor is its property the subject of any pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

N.A.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of June 30, 2007, the Company had approximately 489 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

	High	Low
Fiscal Year 2008
First Quarter Ended September 30, 2007	$0.065	$0.03

Fiscal Year 2007
First Quarter Ended September 30, 2006	$0.08	$0.08
Second Quarter Ended December 31, 2006	0.03	0.02
Third Quarter Ended March 31, 2007	0.01	0.01
Fourth Quarter Ended June 30, 2007	0.04	0.02

Fiscal Year 2006
First Quarter Ended September 30, 2005	$0.09	$0.03
Second Quarter Ended December 31, 2005	0.06	0.01
Third Quarter Ended March 31, 2006	0.08	0.02
Fourth Quarter Ended June 30, 2006	0.08	0.02

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

Overview

The Company was organized under the laws of the State of Minnesota on June 28, 1996. PPMC, through the acquisition in 1997, of a Nevada corporation of the same name, acquired the trademark, patent and exclusive marketing rights to, and has invested over one  million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

The Company has been considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies".  Note 6 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.

Plan of Operation

As of June 30, 2007, the Company was still in the development stage and was not an operating company, and there was no assurance that the selling of advertising space to national advertisers would be developed or that the Company would achieve a profitable level of operation. Our Board of Directors accordingly determined that the Company should acquire a business, which has been accomplished with the acquisition of Power Sports Factory on September 5, 2007, and transfer our  existing business relating to the development of last word® to our subsidiary The Last Word, Inc.

To distribute this existing business of the Company following the PSF acquisition, to our stockholders, the Board of Directors of PPMC has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a Form 10 with, and have the filing declared effective by, the SEC.  We plan to file the Form 10 as soon as practicable following the filing of this Annual Report.

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory and the shareholders of Power Sports Factory. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock. We have filed Information Statements on May 4 and May 14, 2007 with the SEC, under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Stanislav Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split, at which time, each share of Preferred Stock is automatically converted into 10 shares of Common Stock.

In addition, as soon as practicable following the filing of this Annual Report, we intend to file a further Information Statement with the SEC with regard to the Reverse Split and the change of our Company’s name to Power Sports Factory, Inc.  Following completion of SEC review of the Information Statement, we would be able to mail the Definitive Information Statement to stockholders and proceed to make the Reverse Split and name change effective.

Power Sports Factory

Power Sports Factory imports, markets, distributes and sells motorcycles and scooters. PSF now sells the motor scooters that it imports primarily to retail distributors and a small portion through the internet. We have an exclusive licensing agreement with Andretti IV, LLC. This agreement allows PSF to use the Andretti name to brand scooters for the next 10 years assuming minimum sales figures are met.

We have a manufacturing arrangement with one of the largest manufacturers in China and we purchase from other manufacturers from time to time.

We plan to continue our product development and market a new line of scooters under our recently negotiated rights to the Andretti brand, which will require expansion of our sales force and dealer network.  We are now marketing and will continue marketing our lines of scooters under the “Strada” and “Yamati” brands. We are also planning to evaluate international markets, once we have our new brands established in the United States.

For our increased inventory requirements and marketing efforts, as well as product development, we will require substantial additional financing.

Results of Operations Years ended June 30, 2007 and 2006

The net loss increased from approximately $236,850 for the year ended June 30, 2006 to approximately $443,600 for the year ended June 30, 2007.  The item of significant increase in the year ended June 30, 2007 over the comparable period of the prior year was a increase in general and administrative expenses from approximately $163,000 in 2006 to approximately $365,000 in 2007. The principal component of the increase in general and administrative expenses is an increase in consulting expense from approximately $79,000 in 2006 to $229,000 in 2007.

Liquidity
Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue.  We have had to rely entirely on private placements of Company stock to pay operating expenses.  At June 30, 2007 we had a working capital deficit of $1,841,336 as compared with a working capital deficit of $1,630,079 at June 30, 2006.  The increase in our working capital deficit is a result of the net loss incurred during the year ended June 30, 2007.

We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to launch our new Andretti brand.

Critcal Accounting Issues

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

New Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

Item 7.    Financial Statements

MADSEN & ASSOCIATES, CPA’s INC.
Certified Public Accountants and Business Consultants
684 East Vine St . #3
Murray, Utah  84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Purchase Point Media Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of Purchase Point Media Corporation  (development stage company) at June 30, 2007, and the  related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006, and the period June 28, 1996 (date of inception) to June 30, 2007.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Purchase Point Media Corporation at June 30, 2007 and the results of  operations, and  cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

 s/Madsen & Associates, CPA’s Inc.
Murray, Utah
October 11,  2007

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
June 30,
2007
Current Assets:
Cash	$-
Note receivable - related party	200,000
Interest receivable - related party	1,500

Total Current Assets	201,500

Equipment-net	1,661

Other Assets:
Other intangibles	8,443

TOTAL ASSETS	$211,604

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Note payable to related party	$1,082,880
Accrued interest payable - related parties	476,951
Accounts payable - related parties	288,000
Accounts payable	195,005
Total Current Liabilities	2,042,836
Stockholders' Deficiency:
Preferred stock; no par value -
authorized 50,000,000 shares;
outstanding 2,000 shares, at
redemption value	170
Common stock, no par value - authorized
100,000,000 shares; outstanding 98,503,940	2,042,483
Additional paid-in capital	138,928
Deficit accumulated during
development stage	(4,012,813)
Total Stockholders' Deficiency	(1,831,232)

TOTAL LIABILITIES ANDSTOCKHOLDERS' DEFICIENCY	$211,604

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period June 28, 1996
	For the Years Ended June 30,		(Date of Formation)
	2007	2006	through June 30, 2007
Costs and Expenses:

General and administrative expenses	$364,829	$163,562	$2,918,194
Depreciation and amortization	1,792	1,657	31,415

Net loss from operations	(366,621)	(165,219)	(2,949,609)

Other income (expenses):
Interest income	1,500	-	1,500
Loss from theft	-	-	(354,477)
Interest	(78,476)	(71,629)	(710,227)
	(76,976)	(71,629)	(1,063,204)

Net loss	$(443,597)	$(236,848)	$(4,012,813)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$-

Average oustanding shares
(stated in '000)
Basic	32,290	22,377	-
Diluted	32,790	22,877	-

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007

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
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007 (Continued)

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
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007 (Continued)

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
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007 (Continued)

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

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007 (Continued)

			Common Stock
	Preferred	Par		Stated	Additional Paid-In	Retained Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total
Issuance of common stock for costs of stock offering	-	-	1,000,000	-	-	-	-

Issuance of common stock for services at $.50 per share	-	-	400,000	200,000	-	-	200,000

Issuance of common stock for payment of debt at $.50 per share	-	-	190,000	95,000	-	-	95,000

Issuance of common stock for at $.08 per share	-	-	250,000	20,000	-	-	20,000

Issuance of common stock for services at $.50 per share	-	-	410,000	205,000	-	-	205,000

Net loss for the year ended June 30, 2005	-	-	-	-	-	(710,702)	(710,702)
Balance at June 30, 2005	2,000	170	21,928,940	1,782,983	128,128	(3,332,368)	(1,421,087)

Issuance of common stock for expenses at $.06 per share	-	-	250,000	15,000	-	-	15,000

Sale of common stock for cash at $.09 per share	-	-	200,000	18,000	-	-	18,000

Valuation of common stock options for expenses	-	-	-	-	5,400	-	5,400

Net loss for the year ended June 30, 2006	-	-	-	-	-	(236,848)	(236,848)

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
PERIOD JUNE 28, 1996 (DATE OF FORMATION) THROUGH JUNE 30, 2007 (Continued)

			Common Stock
	Preferred	Par		Stated	Additional Paid-In	Retained Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total
Balance at June 30, 2006	2,000	$170	22,378,940	$1,815,983	$133,528	$(3,569,216)	$(1,619,535)

Issuance of common stock for acquisition	-	-	60,000,000	-	-	-	-

Issuance of common stock for expenses at $.014 per share	-	-	16,000,000	224,000	-	-	224,000
							-
Sale of common stock for cash at $.014 per share	-	-	125,000	2,500	-	-	2,500
							-
Valuation of common stock options for expenses	-	-	-	-	5,400	-	5,400
							-
Net loss for the year ended June 30, 2007	-	-	-	-	-	(443,597)	(443,597)

Balance at June 30, 2007	2,000	$170	98,503,940	$2,042,483	$138,928	$(4,012,813)	$(1,831,232)

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			Period June 28, 1996
	For the years ended June 30,		(Date of Formation)
	2007	2006	through June 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(443,597)	$(236,848)	$(4,012,813)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,792	1,658	31,416
Write-off of patent	-	-	4,767
Issuance of common and preferred stock for expenses	224,000	15,000	702,620
Issuance of warrants for financing	-	-	128,128
Valuation of options for financing	5,400	5,400	10,800
Changes in operating assets and liabilities:
Increase in accounts receivable	(201,500)	-	(201,500)
Increase in accounts payable	178,527	175,123	1,468,252
Net cash used in operations	(235,378)	(39,667)	(1,868,330)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	-	-	(600)
Acquisition of patents	-	-	(31,542)
Purchase of equipment	(1,352)	-	(14,145)
Net cash used in investing activities	(1,352)	-	(46,287)

CASH FLOW FROMFINANCING ACTIVITIES:
Proceeds from notes payable related party	236,787	21,767	1,074,263
Payment to note payablerelated party	(2,557)	(100)	(2,657)
Proceeds from sale of common stock	2,500	18,000	843,011
Net cash provided by financing activities	236,730	39,667	1,914,617

Net (decrease) increase in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

NON CASH FLOWS FROMOPERATING ACTIVITIES:

Issuance of 2,000 preferred shares for services - 1996			$170

Issuance of 595,000 common shares for services - 2004			$29,950

Issuance of 810,000 common shares for services - 2005			$405,000

Issuance of 250,000 common shares for services - 2006		$15,000	$15,000

Issuance of 16,000,000 common shares for services - 2007	$224,000		$224,000

See Notes to Financial Statements.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2007

1.        ORGANIZATION

Purchase Point Media Corporation (the “Company” or “PPMC”) was incorporated under the laws of the state of Minnesota on June 28, 1996 with the name “Leghorn Inc.” with authorized common stock of 100,000,000 shares with no par value and 50,000,000 preferred shares with no par value.  The terms of the preferred stock included rights to convert to common stock which has expired.  No new terms have been established by the board of directors. During July 1997 the Company   changed its name to “Purchase Point Media Corporation” as part of a reverse merger.

The Company is in the business of the development and marketing of advertising space, to national advertisers, on a patented grocery cart display devise.  On the report date operations had not started and the Company is in the development stage.

Starting in May 2007 and through September 5, 2007 the Company completed the acquisition of all outstanding common stock of Power Sports Factory, Inc. (“PSF”) by issuance and transfer of 19,500,000 post-split shares of its common stock, representing 77% of the outstanding common stock of the Company after the acquisition, which was accounted for as a reverse acquisition, in which PSF was considered to be the acquirer of PPMC for reporting purposes.  (See Note 3 of Notes to Financial Statements.)  The outstanding common stock of PPMC (parent) was 25,400,000 post-split shares after completion of the merger.  The following proforma balance sheet reflects the reverse merger as if it occurred as of June 30, 2007.  The proforma financial statements show a retroactive restatement of PPMC (parent) historical outstanding shares.

	PPMC	PSF			Proforma Adjustments	Proforma Balance Sheet
	6/30/07	6/30/07				6/30/07
Current assets	$201,500	$414,526	(1)		$(201,500)	$414,526
Equipment	1,661	30,280	(1)		(1,661)	30,280
Other Assets	8,443	9,876	(1)		(8,443)	9,876

Total assets	$211,604	$454,682				$454,682

Liabilities	$2,042,836	$806,598	(1)		$(2,042,836)	$806,598
Stockholders’ deficiency	(1,831,232)	(351,916)	(1	)(2)	(1,831,232)	(351,916)

Total Liabilities and Stockholders’ Deficiency	$211,604	$454,682				$454,682

(1) To reflect spin-off of PPMC assets and liabilities to the shareholders of PPMC.
(2) To reflect the recapitalization and the issuance of merger shares.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On June 30, 2007, the Company  had a  net operating loss   carry forward of  $4,012,813,  however, any  tax benefit from the carryforward has not been determined because  of a  major ownership change in the outstanding common stock of the Company and operations have not been started, therefore any benefit  has been fully offset by a valuation reserve.  The net operating loss will expire starting in 2012 through 2027.

ForeignCurrencyTranslation

The functional currency for some foreign operations is the local currency.  Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period.  Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income.  The translation gains or losses were not material for the period ended June 30, 2007.

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

     PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and equipment

The Company’s property and equipment consists of the following:

Office and other equipment at cost	$4,901
Less accumulated depreciation	3,240
$1,661
Office equipment is depreciated on the straight line method over five and seven years.

Patents

Patents have been recorded at cost and are being amortized over their useful lives of 17 years as follows.

Patents at cost	$23,743
Less accumulated amortization	15,300
$8,443

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
June 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

a) During the year ended June 30, 2007 and 2006 the Company issued 125,000 and 200,000 common shares for cash for private placement stock sales valued at $2,500 and $18,000, and 16,000,000 and 250,000 private placement common shares for services valued at $224,000 and $15,000, respectively.

b) On April 24, 2007, we entered into a Share Exchange and Acquisition Agreement, and on (the “Share Exchange Agreement”), by and among PPMC, Power Sports Factory, Inc., a Delaware corporation with offices in Pennsauken, New Jersey (“PSF” or “Power Sports Factory”), and the shareholders of PSF.  The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock.  We have filed Information Statements on May 4 and May 14, 2007 with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc.  On May 14, 2007, we issued 60,000,000 shares of Common Stock to Stanislav Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007.  At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split, at which time, each share of Preferred Stock is automatically converted into 10 shares of Common Stock.

As soon as practicable following the filing of this Annual Report, we intend to file a further Information Statement with the SEC with regard to the Reverse Split and the change of our Company’s name to Power Sports Factory, Inc.  Following completion of SEC review of the Information Statement, we would be able to mail the Definitive Information Statement to stockholders and proceed to make the Reverse Split and name change effective.

PURCHASE POINT MEDIA CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

3.  CAPITAL STOCK – continued

c) Note Receivable – Related Party

On May 14, 2007 the Company executed a note at 6% at simple interest, with a related party in the amount of $200,000 with principal and interest due August 15, 2007.  The parties agreed orally to extend the due date to October 15, 2007.  Interest income for the year ended June 30, 2007 was $1,500. The note was satisfied following the closing of the share exchange.

d) Note Payable – Related Party

On May 14, 2007 the Company issued a convertible note at 6% simple interest, to a related party in the amount of $200,000 with interest and principal due at maturity, August 15, 2007.  The parties agreed orally to extend the due date to October 15, 2007.  Interest expense for the year ended June 30, 2007 was $1,500 and is included in accrued expenses. The note was satisfied following the closing of the share exchange.

4.  SIGNIFICANT TRANSACTIONS WITHRELATED PARTIES

Officer-directors own 33% of the outstanding common shares of the Company and have demand, 6% notes payable due them of $882,880 plus accrued interest payable of $476,951 on June 30, 2007.  An officer-director also has accrued consultant fees due him of $288,000.

On April 26, 2004, and modified during August 2005, the Company entered into a stock option agreement with a director, which provides for an  option to purchase 500,000 common shares  at any time after April 26, 2005, for up to five years thereafter at $.25 per share, with the condition that he remains a director of the Company.  The agreement also provides for the issuance of the shares as a consulting fee if the director is able to complete a contract with a designated major food chain, to install an advertising display devise on their shopping carts.   As of June 30, 2007 no shares have been issued.

5. STOCK OPTIONS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued for the year ended June 30, 2006: dividends yield of 0%, expected volatility of 66.67% exercise price of $.25, risk free rate of 3% and expected life of 5 years.  For the year ended June 30, 2006, the Company issued 500,000 stock options.  The Company recorded an expense of $5,400 which is included in the statements of operations for the year ended June 30, 2007 and 2006, respectively.

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

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

Item 8A.   Controls and Procedures

Based on his evaluation as of the date within 90 days of the filing of this Annual Report on Form 10-KSB, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation and up to the filing date of this Annual Report on Form 10-KSB.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of PPMC:

Name	Age	Position
Steve Rubakh	46	President, Acting Chief Financial Officer and Director
Steven A. Kempenich	36	Chief Executive Officer, Acting Secretary and Director
Albert P. Folsom	68	Director
Raymond A. Hatch	72	Director
Michael F. Reuling	63	Director

On September 5, 2007, in connection with the acquisition of Power Sports Factory, the Board of Directors of the Company amended our By-Laws to provide that the number of directors constituting the entire Board be fixed at five, appointed Steve Rubakh as our President and Acting Chief Financial Officer, and elected Mr. Rubakh as a director of the Company to fill one of the two newly-created directorships.  At this Board meeting, Steven Kempenich was also appointed as our Chief Executive Officer and Acting Secretary and was elected to the second newly-created directorship.

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

 The following is a brief summary of the business experience of each of the directors and executive officers of PPMC:

Steve Rubakh,  Founder of PSF and President

Steve Rubakh, age 46, founded Power Sports Factory, Inc., in June, 2003 and currently serves as the President. Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry. From 1987 to 1992 Mr. Rubakh was the owner and operator of Gold Connection, a fine gem retail operation in Atlantic City.  Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.

Steven A. Kempenich, Chief Executive Officer

Steven A. Kempenich, age 36, joined Power Sports Factory on June 4, 2007. Prior to joining Power Sports Factory, Mr. Kempenich was the Vice President of Business Development and Finance for ICON International, Inc. from July of 2002 until June of 2007. From 1999 until joining ICON International, Mr. Kempenich was the Portfolio Manager and Managing Partner for Gentex Asset Management and SAK Capital, LLC. Mr. Kempenich received a Bachelor of Science in Finance, Investments and Entrepreneurial Studies from Babson College in 1992 and a Masters in Business Administration from Harvard University Graduate School of Business Administration in 1996. On February 25, 2004, Mr. Kempenich consented without admitting or denying guilt to a NYSE hearing panel finding that he accepted a post-execution trade into a firm account that was deemed by the NYSE panel as improper. As a result, the NYSE imposed, which Mr. Kempenich consented to, a penalty of a censure, two-month bar and an undertaking to cooperate with the NYSE in connection with any disciplinary proceeding arising from this matter. The SEC and the NASD did not pursue any action regarding this matter.

Albert P. Folsom, Director

Albert Folsom invented The Last Word, an advertisement display device and formed Amtel Communications Inc. to develop and patent the product. In 1997, Mr. Folsom merged this company, Purchase Point Media Corporation, with the Company, of which he has acted as President of the Company until the closing of the acquisition of Power Sports Factory on September 5, 2007.

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

Michael F. Reuling, Director

In late 1981 when he was with Albertson’s, Mr. Reuling moved from the legal side of the business to the development side, becoming Senior Vice President of Real Estate. In 1987 he became Executive Vice President of Store Development with responsibility for all store development functions, including real estate, design and construction. Mr. Reuling supervised a corporate development team that developed hundreds of supermarkets and drugstores throughout the country with an annual capital budget in excess of $2 billion. He also played a key role in Albertson’s merger and acquisition program. Upon consummation of the merger of Albertson’s and American Stores Company in 1999, Mr. Reuling assumed the role of Vice Chairman of the merged company with responsibility for store development, information technology, human resources and finance. He retired in 2001 and has since worked as a development consultant.

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

Committees

We do not have an audit  committee,  although  we  intend  to  establish  such a committee, with an independent "audit committee financial expert" member as defined in the rules of the SEC.

Corporate Code of Conduct

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading,  company confidential information, and behavior with honesty and integrity.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended June 30, 2007 all such filing requirements applicable to its officers and directors were complied with.

Item 10.    Executive Compensation

The following table sets forth information for the years ended June 30, 2007 and 2006 concerning the compensation paid or awarded to the Chief Executive-Officer of PPMC. None of PPMC's executive officers earned more than $100,000 during the years ended June 30, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Albert P. Folsom, Chief Executive Officer	2006	$72,000							$72,000
Albert P. Folsom, Chief Executive Officer	2007	$72,000							$72,000
(1) Salary shown is accrued as of June 30, 2006 and June 30, 2007.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 1, 2007 by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director of the Company who beneficially owns Common Stock, (c) each of the persons named in the Summary Compensation Table who beneficially owns Common Stock and (d) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of October 1, 2007, there were 98,503,940 shares of common stock outstanding.

Name of Stockholder	Number of Shares of Common Stock Owned Beneficially	% Outstanding Stock
Steve Rubakh (1)	60,000,000	60.91%
Folsom Family Holdings (2)	3,337,500	3.39%
Amtel Communications, Inc. (3)	3,337,500	3.39%
Raymond A. Hatch (4)	250,000.25%
All Officers and Directors as a Group (5)	63,587,500	64.55%

(1)
Mr. Rubakh’s address is c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109.  Does not include 402,800 shares of Series B Preferred Stock also issued to Mr. Rubakh on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 4,028,000 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock.

(2)
Consists of shares held by Folsom Family Holdings. Mr. Folsom has a 10% interest in such entity. Mr. Folsom's address is c/o the Company. Does not include 3,337,500 shares owned by Amtel Communications, Inc. Mr. Folsom is an officer of Amtel.

(3)
The address of Amtel is c/o Martin and Associates, #2100-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 and the principal stockholder of Amtel is Rurik Trust, a Grand Cayman Islands Trust formed in 1986.

(4)	The address of Raymond A. Hatch is c/o Corporate House, 320 1100 Melville VC64A6.

(5)
Does not include 185,833 shares of Series B Preferred Stock issued to Mr. Steven A. Kempenich, our Chief Executive Officer and a Director, on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 1,858,333 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock.

Item 12.    Certain Relationships and Related Transactions

The development activities of the Company have been financed through advances by Amtel, which is a major shareholder. The Company owed Amtel $567,911 at June 30, 2007 and 2006.  Interest expense on these advances was $52,081 and $49,244 for the years ended June 30, 2007 and 2006, respectively, and $332,898 for the period June 28, 1996 (Date of Formation) through June 30, 2007.  All interest has been accrued.  All of such advances have been made on a demand loan basis. The Company does not have a formal loan agreement with Amtel.

The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company.  Folsom received consulting fees for the year ended June 30, 2007 and 2006 of $72,000 and $72,000 and $288,000 for the period June 28, 1996 (Date of Formation) through June 30, 2007, respectively.

The Company owed Folsom $602,968 and $496,739 at June 30, 2007 and 2006, respectively.  Interest expense was $24,894 and $22,384 for the years ended June 30, 2007 and 2006, respectively, and $142,552 for the period June 28, 1996 (Date of Formation) through June 30, 2007.  All consulting and interest has been accrued.

The Company has accrued rental payments of $1,500 per month for its fiscal years ended June 30, 2006 and 2007 for approximately 1,500 square feet of office space leased from Mr. Folsom.

On April 24, 2007, we entered into a Share Exchange and Acquisition Agreement (the “Share Exchange Agreement”), by and among PPMC, Power Sports Factory, Inc., a Delaware corporation (“PSF”), and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock. We have filed Information Statements under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc.

On May 14, 2007, the Company issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, including 402,800 shares to Mr. Rubakh, who is now our President and a director, and 185,833 shares to Steven A. Kempenich, our Chief Executive Officer and a director, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split, at which time, each share of Preferred Stock is automatically converted into 10 shares of Common Stock.

Item 13.    Exhibits

     Exhibit Number                                                                                     Title

3 (a)	Certificate of Incorporation. (Incorporated by Reference to Exhibit 3(a) to the Company’s Report on Form 10-SB dated February 11, 1999.)
3 (a)(2)
Statement of Designations of Convertible Preferred Stock, Series B, filed August 4, 2007. (Incorporated by Reference to Exhibit 3(a)(2) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)

3 (b)	By-Laws. (Incorporated by Reference to Exhibit 3(b) to the Company’s Report on Form 10-SB dated February 11, 1999.)
3 (b)(2)	Amendment to By-Laws approved August 5, 2007. (Incorporated by Reference to Exhibit 3(b)(2) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)
10 (a)
Agreement dated September 15, 1998 between International Trade Group, LLC and the Registrant. (Incorporated by Reference to Exhibit 10(a) to the Company’s Report on Form 10-SB dated February 11, 1999.)

10 (b)	Agreement dated August 14, 1998 between Culver Associates, Ltd. and the Registrant. (Incorporated by Reference to Exhibit 10 (b) to the Company’s Report on Form 10-SB dated February 11, 1999.)
10 (c)	Agreement dated August 12, 1998 between Dorian Capital Corporation and the Registrant. (Incorporated by Reference to Exhibit 10(c) to the Company’s Report on Form 10-SB dated February 11, 1999.)
10 (d)
Agreement dated April 25, 1999 between Roger Jung (assigned to Last Word Management, Inc.) and the Registrant. (Incorporated by Reference to Exhibit 10(d) to the Company’s Report on Form 10-SB dated February 11, 1999.)

10 (e)
Agreement dated September 1, 1999 between Vintage International Corp. and the Registrant. (Incorporated by Reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.)

10 (f)
Agreement dated February 1, 2000 between Quadrant Financial Inc. and the Registrant. (Incorporated by Reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000.)

10 (g)
Share Exchange and Acquisition Agreement, dated April 24, 2007, by and among the Company, Power Sports Factory, Inc., and the shareholders of Power Sports Factory, Inc. (Incorporated by Reference to Exhibit 10(g) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)

10 (h)
Amendment, dated as of August 31, 2007, to Share Exchange and Acquisition Agreement, dated April 24, 2007, by and among the Company, Power Sports Factory, Inc., and the shareholders of Power Sports Factory, Inc. (Incorporated by Reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.1	Certification of the Chielf Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Audit Fees.  Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 30, 2007 and 2006 are approximately $9,575 and $3,500, respectively.

Audit-Related Fees.  We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2007 and 2006, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2007 and 2006, respectively, for tax services.

All Other Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended June 30, 2007 and 2006, respectively, for permitted non-audit services.

Other Matters.  N.A.

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

PURCHASE POINT MEDIA CORPORATION

Date: October 15, 2007	By:	/s/ Steven A. Kempenich
Steven A. Kempenich
Chief Executive Officer

/s/ Steve Rubakh	October 15, 2007
Steve Rubakh
Director

/s/ Steven A. Kempenich	October 15, 2007
Steven A. Kempenich
Director

/s/ Albert P. Folsom	October 15, 2007
Albert P. Folsom
Director

/s/
Raymond A. Hatch	October __, 2007
Director

/s/	October __, 2007
Michael F. Rueling
Director