Form 10QSB
period 2007-09-30
PURCHASE POINT MEDIA CORP
filed 2007-11-23
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 ______________

FORM 10-QSB
______________

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number 000-25385

PURCHASE POINT MEDIA CORP.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1853993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6950 Central Highway, Pennsauken, NJ 08109
(Address of principal executive offices)
(856) 488-9333 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐  NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, no par value, was 98,503,940 as of November 1, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐    NO ☑

Item 1.  Financial Statements

Purchase Point Media Corp.
I N D E X

PURCHASE POINT MEDIA CORP.
BALANCE SHEET
(Unaudited)

ASSETS
September 30,
2007
Current Assets:
Cash	$132,000
Accounts receivable	19,166
Deposit on Inventory	202,640
Inventory	250,753
Prepaid expenses	48,008
Total Current Assets	652,567

Equipment-net	33,378
Other assets	9,876
TOTAL ASSETS	$695,821
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Notes payable to related party	$117,798
Accounts payable	453,917
Notes payable	80,000
Current portion of long-term debt	9,104
Accrued expenses	245,655

Total Current Liabilities	906,474

Long-term liabilities
Long-term debt - less current portion	161,150
TOTAL LIABILITIES	1,067,624

Stockholders' Deficiency: Preferred stock; no par value - authorized
50,000,000 shares; Series B Convertible Preferred Stock - outstanding 2,196,566 shares	417,750
Common stock, no par value – authorized 100,000,000 shares
outstanding 98,503,940	200,000
Additional paid-in capital	176,500
Deficit	(1,166,053)
Total Stockholders' Deficiency	(371,803)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$695,821
See Notes to Financial Statements

PURCHASE POINT MEDIA CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net sales	$2,140,543	$4,156,171	$461,657	$1,621,755

Costs and Expenses:
Cost of sales	1,704,070	3,511,109	330,867	1,387,912
General and administrative expenses	1,736,377	969,901	935,649	308,745
	3,440,447	4,481,010	1,266,516	1,696,657

Loss from operations	(1,299,904)	(324,839)	(804,859)	(74,902)

Other income and expenses:
Disposal of fixed asset	(22,847)	-	(22,847)	-
Forgiveness of debt	3,580	-	3,580	-
Interest expense	(56,289)	(58,869)	(11,641)	(33,914)
Interest income	4,442	1,144	4,442	1,144
Commission income	18,688	-	18,688	-
	(52,426)	(57,725)	(7,778)	(32,770)

Income (loss) before provision for
income taxes	(1,352,330)	(382,564)	(812,637)	(107,672)
Benefit from provision for income taxes	(128,032)	-	-	-
Net loss	$(1,224,298)	$(382,564)	$(812,637)	$(107,672)
		-		-
Loss per common share – basic
and diluted	$-	$-	$-	$-

Average outstanding shares
Basic	98,503,940	98,503,940	98,503,940	98,503,940
Diluted	98,503,940	98,503,940	98,503,940	98,503,940

See Notes to Financial Statements

PURCHASE POINT MEDIA CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Stated		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Balance at January 1, 2006	2,085,716	$-	98,503,940	$200,000	$1,500	$494,817	$696,317

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(436,572)	(436,572)

Balance at December 31, 2006	2,085,716	-	98,503,940	200,000	1,500	58,245	259,745

Issuance of preferred stock for
expenses at $3.77 per share	110,850	417,750	-	-	-	-	417,750

Contribution by shareholder	-	-	-	-	175,000	-	175,000
							-
Net loss for the nine months ended							-
September 30, 2007	-	-	-	-	-	(1,224,298)	(1,224,298)

Balance at September 30, 2007	2,196,566	$417,750	98,503,940	$200,000	$176,500	$(1,166,053)	$(371,803)

See Notes to Financial Statements

PURCHASE POINT MEDIA CORP.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,224,298)	$(382,564)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and
amortization	4,268	5,860
Loss on abandonment of	-	-
leasehold improvements	22,847	-
Changes in operating assets
and liabilities	1,787,197	(1,183,127)
Net cash provided by (used in)
operations	590,014	(1,559,831)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	4,000	(9,876)
Investment	-	65,000
Purchase of equipment	(3,000)	(47,416)
Change in restricted cash	173,264	(173,264)
Net cash provided by (used in) investing activities	174,264	(165,556)

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from notes payable
related party	424,319	54,120
Payment to note payable
related party	(360,787)	(159,177)
Proceeds from loans payable	237,437	3,234,039
Payment on loans	(1,572,737)	(1,314,377)
Contribution by shareholder	175,000	-
Proceeds from sale of preferred stock	417,750	-
Net cash provided by (used in)
financing activities	(679,018)	1,814,605
See Notes to Financial Statements

Net increase in cash	85,260	89,218

Cash - beginning of year	46,740	40,704

Cash - end of year	$132,000	$129,922

Changes in operating assets
and liabilities consists of:
Decrease in accounts receivable	$347,234	$116,736
Decrease (increase in inventory	1,362,151	(790,274)
(Increase) in prepaid expenses	(48,008)	(106,374)
(Increase) deposit on bikes	(202,640)	-
Increase (decrease) in accounts payable	333,711	(390,172)
(Decrease) increase in accrued expenses	(5,250)	(13,043)
	$1,787,198	$(1,183,127)

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Financial Statements

Purchase Point Media Corp.
Notes to Unaudited Financial Statements
September 30, 2007

1.  Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Purchase Point Media Corp. (the “Company” or “PPMC”) was incorporated under the laws of the State of Minnesota.

The Company, through its reverse acquisition described below is in the business of marketing, selling, importing and distributing motorcycles and scooters.  The Company principally imports products from China.  To date the Company has marketed significantly under the Yamati brand.

BASIS OF PRESENTATION

On September 5, 2007, PPMC entered into a share exchange agreement with the shareholders of Power Sports Factory, Inc. (“PSF”).  In connection with the share exchange, PPMC acquired the assets and assumed the liabilities of PSF.  For accounting purposes, the share exchange agreement has been treated as a recapitalization of PSF (subsidiary) as the acquirer.  The financial statements prior to September 5, 2007 are those of PSF and reflect the assets and liabilities of PSF at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of PPMC common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of PPMC (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock after the acquisition, in exchange for the outstanding shares of PSF common stock they held, which was accounted for as a recapitalization.  The financial statements show a retroactive restatement of PSF; historical stockholders’ deficiency to reflect the equivalent number of shares issued in the acquisition.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  The Company grants credit to customers based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on the receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk through credit approvals.

INVENTORIES

Inventories are stated at the lower of cost or market.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 "Revenue Recognition Financial Statements" (SAB No. 104). Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the receivables is deemed reasonably assured by management, persuasive evidence of an agreement exist and the sale price is fixed and determinable.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach under which deferred taxes are recognized by applying enacted tax rates applicable to future years to the differences between financial statement carrying amounts and the tax basis of reported assets and liabilities. The principal item giving rise to deferred taxes are future tax benefits of certain net operating loss carryforwards.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and loans payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption will have a material impact on the financial statements.

2.  Inventories

The components of inventories are as follows:

September 30,
2007
Finished Goods	$145,362
Parts	105,391
$250,753

3.  Property and Equipment

September 30,
2007
Equipment	$22,204
Signs	7,040
Software	15,500
Leasehold improvements	-
44,744
Less: accumulated depreciation	11,365
$33,379

Depreciation expense for the nine months and three months ended September 30, 2007 and 2006 amounted to $4,267 and $5,860 and $1,494 and $2,123, respectively.

4. Long-term debt

On June 20, 2006, the Company entered into a lease agreement with Five Point Capital Inc. for the purchase of software in the amount of $15,500, interest at 18.45% per anum with payments of $397 per month.  The loan is due May, 2011.  At September 30, 2007, the balance due was $13,609.  Interest expense for the nine and three months ended September 30, 2007 and 2006 amounted to $2,006 and $238 and $645 and $238, respectively.  This software has not been depreciated because it was not yet placed in service.

On September 27, 2007 the Company issued $150,000 in convertible promissory notes to four investors with interest at twelve (12.0%) percent.  The loans mature October 1, 2009.  The Company recorded interest expense of $208 for the nine and three months ended September 30, 2007.

September 30,
2007
2007	$7,615
2008	2,654
2009	153,188
2010	3,828
2011	2,969
170,254
Current Portion	9,104
$161,150

5.  Note Payable

On January 27, 2006, the Company entered into a revolving credit loan and floor plan loan (the “Credit Facility”) with General Electric Commercial Distribution Finance Corporation (“CDF”).  Terms under the Trade Finance Purchase Program (“TFPP”) included interest at prime plus 1 ½ percent with one tenth of one percent per month administration fee, and a rate of prime plus 5 percent on all amounts outstanding after maturity with a two and one half tenths of one percent administration fee.  Maturity on advances under the TFPP was 180 days.  Advance rate under the TFPP was 100 percent of supplier invoice plus freight.  CDF had a first security interest in all inventory equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credit rights, and all judgments, claims and insurance policies via Uniform Commercial Code Filing Position or invoice purchase money security interest.  The Credit Facility was personally guaranteed by an officer and director of the Company.

On June 6, 2006, the Company entered into an amendment to the Credit Facility whereby the Company agreed to post an Irrevocable Letter of Credit (“ILOC”) as additional collateral for the amounts loaned under the Credit Facility.  The amount of the ILOC was required to be 15 percent of the amounts outstanding or advanced.  At September 30, 2007 and December 31, 2006, the amount of the ILOC was $-0- and $173,264 and is included in cash-restricted on the Company’s balance sheet.

In addition, the Amendment provided in part that “Interest on an advance for Import Inventory shall begin to accrue on the date CDF makes such an advance.  Interest on all other advances shall begin on the Start Date which shall be defined as the earlier of (A) the invoice date referred to in the Vendors invoice; or (B) the ship date referred to in the Vendors invoice; or (C) the date CDF makes such advance….”

On October 9, 2006, CDF sent the Company a notice of default for failing to make one or more payments due under the Credit Facility.  CDF demanded a payment to cure the default in the amount of $320,034.10 by October 13, 2006, which payment was not made.

On November 6, 2006, CDF terminated the Credit Facility and demanded full payment, requiring final payment of a claimed remaining balance of $1,817,920.  On November 17, 2006, CDF initiated a lawsuit in the United States District Court for the District of New Jersey to enforce its rights under the Credit Facility and related documents.  The requested relief included a Court for replevin, granting CDF the right to possess any and all Collateral covered by its security interest.

On January 20, 2007, the Company entered into a Forbearance Agreement with CDF regarding the Credit Facility.  The Forbearance Agreement stated that the amount of the Company’s indebtedness as of that date was $1,570,376. Under the Forbearance Agreement, the Company agreed to a new Payment Program.  The new Payment Program provided that the Company would make payments monthly through April, 2007.  Under this agreement, the Company also agreed to execute a Stipulated Order for Preliminary Injunction and Writ of Seizure (“Writ”).  The Writ could be filed in the event of a default under the Forbearance Agreement at any time.  If no default occurred, the Writ could be duly filed after March 1, 2007, to further protect CFD’s interest.  On March 19, 2007, CDF filed the Writ.  There was no Forbearance Agreement default as of that date.  The Writ was never executed upon, meaning that CDF did not repossess the Company’s Collateral at any time.

The last payment to CDF was made by the Company on or about July 20, 2007.  As of that date, all indebtedness under the Credit Facility, the Forbearance Agreement, and any related Agreements with CDF has been satisfied, by revenue generated through sales by the Company.

6. Accrued Expenses

Accrued expenses consist of the following:

September 30,
2007
Payroll Expense	$175,665
Professional Fees	15,000
Payroll tax expense	11,805
Interest expense	2,986
Accrued commissions	40,199
$245,655

7. Note Receivable/Note Payable - Related Party

On November 9, 2005, the Company issued a note payable at 12% compound monthly interest, to a related party, in the amount of $300,000 with interest and principal due at maturity, October 9, 2006.  At September 30, 2007, the balance due was $-0-.  Interest expense for the nine and three months ended September 30, 2007 and 2006 was $-0- and $19,828 and $-0- and $6,615, respectively.

As of December 31, 2006, the Company advanced $166,400 to a related party. This advance was taken as payroll in 2007.  This was a demand loan with no interest.

In 2007, officers of the Company advanced $117,990 and $192 was repaid as of September 30, 2007.  At September 30, 2007 the balance was $117,798.  These advances are interest free and subject to demand.

Beginning January 18, 2007, an officer and director of the Company made working capital available to the Company for varying purposes.  The agreement was oral, interest-free and subject to demand.  In 2007, the loans were repaid as payroll.

In 2007, one of our officers and directors made a short term loans to the Company in the amount of $110,000.  The loan was secured by scooter inventory.  The interest rate on the loan was 12%.  The loan was repaid as of September 30, 2007 in full satisfaction of the terms and the Company recorded interest expense of $1,350 for the nine months ended September 30, 2007.

8. Notes Payable

On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matures on January 31, 2008 at which time the principal amount plus ten percent interest is due.  The note also provides the Lender with the equivalent of 200,000 pre-split common shares.  The Company recorded interest of $2,667 for the nine and three months ended September 30, 2007.

In August, 2007 the Company borrowed $7,437 from Premium Payment Plan.  The note matures on May 31, 2008 with monthly payments of $871 and interest at 7.5%.  The Company recorded interest expense of $79 for the nine and three months ended September 30, 2007.

9. Income Taxes

The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes,” is used by the Company in accounting for income taxes.  Under this method, deferred tax assets and liabilities are based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

10.  Stockholders’ Equity

Common Stock
The Company is authorized to issue 100,000,000 shares of no par value common stock.  All the outstanding common stock is fully paid and non-assessable.  The total proceeds received for the common stock is the value used for the common stock.

Preferred Stock
The Company is authorized to issue 50,000,000 shares of no par value preferred stock.  The Company has designated 3,000,000 of these authorized shares of preferred stock as Series B Convertible Preferred Stock.  The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company’s common stock.  During the nine months ended September 30, 2007 the Company issued 2,196,566 shares of Series B Convertible Preferred Stock which are convertible into 21,965,660 shares of the Company’s common stock following the effectiveness of the proposed reverse split of the common stock.

11. Commitments and Contingencies

a)
On September 5, 2007, the Company paid a success fee to a consultant to provide advisory services in business strategy, recapitalization, mergers and acquisitions, negotiation of indebtedness,  licensing and other services.  The contract was for a flat fee of $150,000.

b)
On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services.  Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary.

c)
On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  The agreement calls for a Minimum Annual Guarantee.  After Year Two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement.  A consultant working for the company co-guaranteed the Minimum Annual Guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the company.

d)	On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a director of the Company. His contract is a two-year agreement at $16,666 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Purchase Point Media Corp. (the “Company” or “PPMC”) was organized under the laws of the State of Minnesota on June 28, 1996. The Company, through the acquisition in 1997, of a Nevada corporation of the same name, acquired the trademark, patent and exclusive marketing rights to, and has invested over one  million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

The Company had been considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies".
Prior to the acquisition of Power Sports Factory, Inc., the Company was still in the development stage and was not an operating company, and there was no assurance that the selling of advertising space to national advertisers would be developed or that the Company would achieve a profitable level of operation. Our Board of Directors accordingly determined that the Company should acquire a business, which has been accomplished with the acquisition of Power Sports Factory, Inc. (“Power Sports Factory” or “PSF”) on September 5, 2007, and transfer our  existing business relating to the development of last word® to our subsidiary The Last Word, Inc.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we incurred a net loss of $1,224,298, as compared with a net loss of $382,564 for the comparable period in 2006, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $969,901 in 2006 to $1,736,377 in 2007, and a decrease in sales from $4,156,171 for the nine months ended September 30, 2006, to $2,140,543 for the nine months ended September 30, 2007.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

During the three months ended September 30, 2007, we incurred a net loss of $812,637, as compared with a net loss of $107,672 for the comparable period in 2006, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $308,745 in 2006 to $935,649 in 2007, and a decrease in sales from $1,621,755 for the three months ended September 30, 2006, to $461,657 for the three months ended September 30, 2007.

The decrease in sales for the three and nine month periods ended September 30, 2007, was primarily due to management’s decision to restrict our sales efforts and to clear inventory to prepare for the introduction of new model lines of motor scooters in 2008. We plan to continue our product development and market a new line of scooters under our recently negotiated rights to the Andretti brand, which will require expansion of our sales force and dealer network.  We are now marketing and will continue marketing our lines of scooters under the “Strada” and “Yamati” brands. For our increased inventory requirements and marketing efforts, as well as product development, we will require substantial additional financing.

We have working capital and stockholders' deficiencies in the amount of $253,907 and $371,803, respectively, at September 30, 2007.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue.  We have had rely entirely on private placements of Company stock to pay operating expenses.

As of September 30, 2007, the Company had $132,000 of cash on hand.  The Company has incurred net losses of $1,224,298 in the nine months ended September 30, 2007, and has working capital and stockholders' deficiencies of $253,907 and $371,803, respectively, at September 30, 2007.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2007, proceeds from a note payable to a related party of $63,532. We made net payments on outstanding loans of $1,335,300, and received contribution from a shareholder of $175,000. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to launch our new Andretti brand.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements.  FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  Since their evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURCHASE POINT MEDIA CORP. (Registrant)

Dated: November 21, 2007	By:	/s/ Steven A. Kempenich
Steven A. Kempenich
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.