Form 10-K
period 2007-12-31
PURCHASE POINT MEDIA CORP
filed 2008-04-14
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission File Number:  000-25385

PURCHASE POINT MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1853993
(State of other jurisdiction of incorporation r organization)	(I.R.S. Employer Identification No.)

6950 Central Highway, Pennsauken, NJ	08109
(Address of principal executive offices)	(Zip Code)

(856) 488-9333
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.     ☐ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer    ☐                                                                                              Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,047,493.

Number of shares of Common Stock outstanding as of April 1, 2008: 98,503,940.

Documents incorporated by reference:  None

PURCHASE POINT MEDIA CORP.

PART I

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Item 1.  Business.

General

Purchase Point Media Corporation (“PPMC”, the “Company”, “we” or “us”), was organized under the laws of the State of Minnesota on June 28, 1996. Through the acquisition in 1997, of a Nevada corporation of the same name, we acquired the trademark, patent and exclusive marketing rights to, and have invested over one million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

Power Sports Factory

Since this business has remained in the development stage, our Board of Directors determined to acquire an operating business, and on April 24, 2007, we entered into a Share Exchange and Acquisition Agreement (the “Share Exchange Agreement”), by and among PPMC, Power Sports Factory, Inc., a Delaware corporation with offices in Pennsauken, New Jersey (“PSF” or “Power Sports Factory”), and the shareholders of PSF.  PSF was formed in Delaware in June, 2003, and imports, markets, distributes and sells motorcycles and scooters. Through PSF’s manufacturing relationships in China, it began to import and sell Power Sports products in the United States. Its products have been marketed mainly under the “Strada” and “Yamati”, and recently under the “Andretti”, brands. At the beginning of 2007, PSF made the determination to focus primarily on the sales and distribution of motor scooters. PSF now sells the motor scooters that it imports primarily to power sports dealers and a small portion through the internet.

The Share Exchange Agreement

The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock. We have filed Information Statements with the SEC under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split, at which time the holders of the Preferred Stock will transmit their Preferred Stock certificates to the Company for further delivery by us to our transfer agent for conversion of each share of Preferred Stock into 10 shares of Common Stock.

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

Planned Share Dividend of last word® Business

Our Board of Directors accordingly determined that, following the acquisition of PSF, that we should transfer our then existing business relating to the development of last word® to our subsidiary The Last Word, Inc. To distribute the existing business of the Company as of June 30, 2007 to our stockholders, the Board of Directors of PPMC has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC.  We plan to file the registration statement as soon as practicable following the filing of this Annual Report.

Our Business

The Motor Scooters That We Sell

Motor scooters are step-through or feet-forward vehicles with automatic transmissions. The motor scooter is engine-powered, with the drive system and engine usually attached to either the rear axle or fixed under the seat of the vehicle. They range in engine size from 49.50cc to 600cc with the 150cc and higher motor scooters most capable of sustained highway speeds and capabilities to keep up with regular motorcycles. Majority of motor scooters can be used on highways, but in certain states, 49.50cc scooters may only be used on certain types of roads, such as within the city limits.

The motor scooters that we sell have engine sizes ranging from 49.50cc to 300 cc, with wheel sizes from 10” to 16”. Most of motor scooters require a valid drivers' license and a motorcycle registration. They comply and adhere to DOT safety and comfort standards too and hence, have good brakes, suspension, strength, power, and other things.

Our Manufacturing and Licensing Rights

On May 15, 2007, PSF signed an exclusive licensing agreement with Andretti IV, LLC. Andretti IV, LLC, has the rights to the personal name, likeness and endorsement rights of certain members of the Mario Andretti family. This agreement allows PSF to use the Andretti name to brand scooters for the next 10 years assuming minimum license fees are met.

We have an exclusive manufacturing arrangement for the territory of the United States and Puerto Rico with one of the largest manufacturers in China for our Andretti branded line of motor scooters, utilizing the designs of an Italian company purchased by this manufacturer.  We have to meet certain annual volume requirements for different models of scooters we purchase under this arrangement. We purchase motor scooters from other manufacturers from time to time.

Product Warranty Policies

Our product warranty policy is two years on major parts or 5,000 miles and three years on engines. In addition, the manufacturers of our parts and vehicles have their own warranty policies that limit our financial exposure to a certain extent during the first year of the warranty on major parts.

Marketing

We have three employees (other than our officers) involved in sales and marketing. We have relationships with over 100 dealers.

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

Government Regulation

The motorcycles and scooters we distribute are subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. All motorscooters, components and manufactured parts are subject to Department of Transportation (“DOT”) standards. Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors to sell motor vehicles and scooters. Without this insurance we are not permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured product liability policy coverage of $10 million per occurrence. While we believe that this policy limit will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state’s insurance coverage requirements or that we will be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Intellectual Property

We have applied for trademarks for our “Power Sports Factory” and “Yamati” brand names with the U.S. Patent and Trademark Office.

Employees

As of January 1, 2008, we had 10 employees (excluding our two executive officers), eight of whom are employed at our Pennsauken, New Jersey offices. All of our employees were employed on a full-time basis including three salespersons, two administrative persons and five operations persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Item 1A. Risk Factors.

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

The motor scooter industry is subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, we must identify and interpret vehicle trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful product lines in the future, the Company’s growth and profitability will be negatively impacted.  If radical changes in transportation technology occur, it could significantly diminish demand for our products. If we fail to anticipate, identify or react appropriately to changes in product style, quality and trends or is not successful in marketing new products, we could experience an inability to profitably sell our products even at lower cost margins.   These risks could have a severe negative effect on our results of operations or financial condition.

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

Accidents involving personal injury and property damage occur in the use of Power Sports Factory’s  products.  Product liability insurance is presently maintained by the Company in the amount of $10,000,000 per occurrence. While Power Sports Factory does not have any pending product liability litigation, no assurance can be given that material product liability claims against Power Sports Factory will not be made in the future. Adverse determination of material product liability claims made against Power Sports Factory or a lapse in coverage could adversely affect our operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

Power Sports Factory provides a limited warranty for its products for a period of two years or 5,000 miles for parts and three years for engines.  Although we have a one year warranty on parts and engine from our manufacturer, sometimes a product is distributed which needs repair or replacement beyond that period. Our standard warranties of two years or 5,000 miles on major parts and three years on engines require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer.

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

We import motorcycles and scooters into the United States from China for resale. All of our import operations are subject to tariffs and quotas set by the U.S. and Chinese governments through mutual agreements or bilateral actions. In addition, China, where our products are manufactured, may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or exports, or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3.  Legal Proceedings.

We are not a party to any other litigation nor is its property the subject of any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PPMC." As of April 1, 2008, the Company had approximately 490 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

2008	High	Low
First Quarter Ended March 31, 2008	$0.03	$0.02

2007
First Quarter Ended March 31, 2007	0.02	0.01
Second Quarter Ended June 30, 2007	0.07	0.01
Third Quarter Ended September 30, 2007	0.06	0.02
Fourth Quarter Ended December 31, 2006	0.08	0.02

2006
First Quarter Ended March 31, 2006	0.08	0.02
Second Quarter Ended June 30, 2006	0.08	0.02
Third Quarter Ended September 30, 2006	0.08	0.08
Fourth Quarter Ended December 31, 2006	0.03	0.02

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.

	Years Ended December 31,
	2007	2006
Statement of operations data:
Operating revenues	$2,254,450	$4,877,155
Gross profit	330,576	706,630
Gain (loss) from continuing operations	(2,253,049)	(436,572)
Gain (loss) from continuing operations per share	(0.02)	--

Balance sheet data:
Total assets	$1,169,392	$2,270,677
Long-term debt	34,604	12,639

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

To distribute this existing business of the Company following the PSF acquisition, to our stockholders, the Board of Directors of PPMC has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC.  We plan to file the registration statement for this dividend as soon as practicable following the filing of this Annual Report.

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory and the shareholders of Power Sports Factory. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of PPMC Common Stock. We have filed Information Statements on May 4 and May 14, 2007 with the SEC, under the Securities Exchange Act of 1934, as amended, with regard to a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock.

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

Results of Operations for the Years ended December 31, 2007 and December 31, 2006

Revenues.   For the year ended December 31, 2007, net sales decreased to $2,254,350 from  $4,877,155, a decrease of $2,622,805 from the year ended December 31, 2006. Such decrease was due to acquisition and turnaround issues.

Gross Profit.   Gross profit was $330,576 for the year ended December 31, 2007, compared to $706,630 for the year ended December 31, 2006, representing a decrease of $376,054 over the previous year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to approximately $2,332,912 for the year ended December 31, 2007, from approximately $1,333,788 for the year ended December 31, 2006.

The increase in selling, general and administrative expense in 2007 was mainly due to  increased accounting, legal and other costs associated with the acquisition of PSF, as well as increased staff expense.

Depreciation and Amortization Expense.   Depreciation and amortization expense decreased from approximately $8,000 in fiscal 2006 to approximately $1,943 for the year ended December 31, 2007. The decrease is primarily due to a lower equipment depreciation base and lower debt amortization in 2007.

Interest Expense.   Interest expense decreased from $106,396 in fiscal 2006 to $68,856 in fiscal 2007. This decrease was due primarily to decreased corporate debt incurred in 2007.

Net loss.   Our net loss for the year ended December 31, 2007 was $2,253,049 compared to a net loss of $436,572 for the year ended December 31, 2006.

The fiscal 2007 net loss includes depreciation and amortization expense of $1,943, and interest expense of $68,856.  The fiscal year 2006 net loss includes depreciation and amortization expense of $7,984, and interest expense of $106,396.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue.  We have had rely entirely on private placements of Company stock to pay operating expenses.

As of December 31, 2007, the Company had $11,146 of cash on hand. The Company has incurred net losses of $2,253,049 in the year ended December 31, 2007, and has working capital and stockholders' deficiencies of $711,373 and $673,354, respectively, at December 31, 2007.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2007, the Company received $270,000 from the sale of preferred stock, the proceeds of a $175,000 capital contribution by a shareholder, and $400,000 from issuance of convertible debt. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to foreign currency risk, interest rate risk and credit risk.

Foreign Currency Risk - We import products from China into the United States and market our products in North America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or, if we initiate our planned international operations, weak economic conditions in foreign markets. Because our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets that we plan to enter.  If the Chinese Yuan strengthened against the dollar, our cost of imported products could increase and make us less competitive.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.  We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8. Financial Statements and Supplementary Data.

MADSEN & ASSOCIATES, CPA’s INC.
Certified Public Accountants and Business Consultants
684 East Vine St . #3
Murray, Utah  84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Purchase Point Media Corp.  and  Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated  balance sheet of Purchase Point Media Corp. and Subsidiary   at  December 31, 2007   and the consolidated statements of operations,  stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the  financial position of Purchase Point Media Corp. and Subsidiary at December 31, 2007   and the consolidated statements of operations, and cash flows for the years ended December 31, 2007 and 2006  in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
April 11, 2008                                            /s/ Madsen & Associates, CPA’s Inc.

PURCHASE POINT MEDIA CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
Current Assets:
Cash	$11,146	$46,740
Cash – restricted	-	173,264
Accounts receivable	3,959	-
Note receivable - related party	-	366,400
Inventory	937,703	1,612,904
Prepaid expenses	135,319	-
Total Current Assets	1,088,127	2,199,308
Property and equipment-net	71,389	57,493
Other assets	9,876	13,876
TOTAL ASSETS	$1,169,392	$2,270,677
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,096,769	$120,206
Accounts payable - related party	80,172	-
Note payable	-	1,570,376
Current portion of long-term debt	164,772	2,540
Note payable to related party	11,466	54,266
Accrued expenses	192,804	122,873
Current portion of convertible debt	262,159	-
Income taxes payable	-	128,032
Total Current Liabilities	1,808,142	1,998,293
Long term liabilites:
Long-term debt - less current portion	10,461	12,639
Long-term convertible debt	24,143	-
Total Long-term Liabilities	34,604	12,639
TOTAL LIABILITIES	1,842,746	2,010,932
Stockholders' Equity (Deficiency):
Preferred Stock; no par value - authorized 50,000,000 shares
Series B Convertible - outstanding 2,303,216 and -0- shares	964,950	-
Common stock, no par value - authorized 100,000,000
shares - outstanding 98,503,940 shares	200,000	200,000
Additional paid-in capital	356,500	1,500
Retained earnings (deficit)	(2,194,804)	58,245
Total Stockholders' Equity (Deficiency)	(673,354)	259,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,169,392	$2,270,677

PURCHASE POINT MEDIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Net sales	$2,254,350	$4,877,155

Costs and Expenses:
Cost of sales	1,923,774	4,170,525
Selling, general and administrative
expenses	2,332,912	1,333,788
Non-cash compensation	231,950	-
	4,488,636	5,504,313

Loss from operations	(2,234,286)	(627,158)

Other income and expenses:
Disposal of fixed asset	(38,347)	-
Forgiveness of debt	3,580	-
Accretion of beneficial conversion feature	(66,302)	-
Interest expense	(68,856)	(106,396)
Interest income	4,442	-
Commission income	18,688	-
	(146,795)	(106,396)

Loss before provision
for benefit from income taxes	(2,381,081)	(733,554)

Benefit from income taxes	(128,032)	(296,982)

Net loss	$(2,253,049)	$(436,572)

Loss per common share - basic and diluted	$(0.02)	$-

Weighted average common shares
outstanding - basic and diluted	98,503,940	98,503,940

PURCHASE POINT MEDIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

					Additional	Retained
	Preferred Stock		Common Stock		Paid - In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2006	2,085,716	$-	98,503,940	$200,000	$1,500	$494,817	$696,317

Net loss	-	-	-	-	-	(436,572)	(436,572)

Balance, December 31, 2006	2,085,716	-	98,503,940	200,000	1,500	58,245	259,745

Issuance of preferred stock for services
(valued at $3.00 - $14.00 per share)	70,900	231,950	-	-	-	-	231,950

Issuance of preferred stock for debt
(valued at $5.00 per share)	92,600	463,000	-	-	-	-	463,000

Contribution by shareholders	-	-	-	-	175,000	-	175,000

Beneficial conversion feature	-	-	-	-	180,000	-	180,000

Sale of preferred stock	54,000	270,000	-	-	-	-	270,000

Net loss	-	-	-	-	-	(2,253,049)	(2,253,049)

Balance, December 31, 2007	2,303,216	$964,950	98,503,940	$200,000	$356,500	$(2,194,804)	$(673,354)

PURCHASE POINT MEDIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2007	2006
CASH FLOW FROM
OPERATING ACTIVITIES:
Net (loss)	$(2,253,049)	$(436,572)
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	6,705	7,984
Non cash compensation	231,950	-
Accretion of beneficial conversion feature	66,302	-
Loss on abandonment	38,347	-
Changes in operating assets
and liabilities	$2,363,957	$(746,633)
Net cash provided by (used in)
operating activities	454,212	(1,175,221)

CASH FLOW FROM
INVESTING ACTIVITIES:
Security deposit	4,000	65,000
Purchase of equipment	(58,948)	(36,459)
Change in restricted cash	173,264	(173,264)

Net cash provided by (used in)
investing activities	118,316	(144,723)

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from related party	369,800	220,000
Payment to related party	(412,600)	(464,075)
Proceeds from loan payable	185,512	2,766,734
Payment on loan	(1,595,834)	(1,196,679)
Contribution by shareholder	175,000	-
Proceeds from sale of preferred stock	270,000	-
Proceeds from convertible debt	400,000	-
Net cash provided by (used in)
financing activities	(608,122)	1,325,980

PURCHASE POINT MEDIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended
	December 31,2007
	2007	2006
Net (decrease) increase in cash	(35,594)	6,036

Cash - beginning of year	46,740	40,704

Cash - end of year	$11,146	$46,740

Changes in operating assets
and liabilities consists of:
Decrease in accounts receivable	$162,441	$199,680
Decrease (increase) in inventory	675,201	(437,036)
(Increase) in prepaid expenses	(135,319)	7,385
Decrease (increase) in other assets	-	(9,876)
Increase (decrease) in accounts payable	1,669,735	(272,236)
Increase (decrease) in accrued expenses	119,931	(234,550)
Decrease in income taxes payable	(128,032)	-
	$2,363,957	$(746,633)

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$18,381

Non-cash financing activities:
Issuance of preferred stock for services	$231,950	$-

Beneficial Conversion Feature	$180,000	$-

Issuance of preferred stock for debt	$463,000	$-

PURCHASE POINT MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.  Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Purchase Point Media Corp. (the “Company” or “PPMC”) was incorporated under the laws of the State of Minnesota.

The Company, through a reverse acquisition described below is in the business of marketing, selling, importing and distributing motorcycles and scooters.  The Company principally imports products from China.  To date the Company has marketed significantly under the Strada and Yamati brands.

BASIS OF PRESENTATION

On September 5, 2007, PPMC entered into a share exchange agreement with the shareholders of Power Sports Factory, Inc. (“PSF”).  In connection with the share exchange, PPMC acquired all of the outstanding shares of PSF (subsidiary) as the acquirer.  The financial statements prior to September 5, 2007 are those of PSF and reflect the assets and liabilities of PSF at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of PPMC common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of PPMC (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock of PPMC after the acquisition, in exchange for the outstandin shares of PSF common stock they held, which was accounted for as a recapitalization.  The financial statements show a retroactive restatement of PPMC’s historical stockholders’ deficiency to reflect the equivalent number of shares  of common stock issued by the subsidiary

GOING CONCERN

The Company’s consolidated financial statements for the year ended December 31, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of revenue and production adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of its current operations, complete its proposed activities and fund its current debt obligations.  However, there is no assurance that additional capital will be obtained.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All inter-company transactions and balances have been eliminated.

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at December 31, 2007, which include preferred stock convertible into 23,032,160 common shares following the effectiveness of the proposed 1 for 20 reverse split of the Company’s common stock, have been excluded from the computation as their effect is antidilutive.

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

STOCK BASED COMPENSATION

For the years ended December 31, 2007 and 2006, the Company issued 70,900 and -0- of its preferred shares and recorded consulting expense of $231,950 and $-0-, respectively, the fair value of the shares at the time of issuance.

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

BENEFICIAL CONVERSION FEATURE

When debt or equity is issued which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized.  The beneficial conversion feature is presented as a discount to the related debt, with an offering amount increasing additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and loans payable, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    SFAS No. 157 as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”)  “Business Combinations”, which replaces  SFAS 141  “Business Combinations”.  This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately for the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost- allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141 (R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB NO. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate for parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15,2008.  The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”.  The adoption of SAB 110 should have no effect on the consolidated financial position and results of operations of the Company.

2.  Inventories

The components of inventories are as follows:

	December 31,
	2007	2006
Motor bikes	$576,780	$1,534,314
Parts	44,340	78,590
Deposits on Inventory	316,583	-
	$937,703	$1,612,904

In October, 2007, the Company entered into a Manufacturing Agreement,  and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. for the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company. The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period.   The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters.  As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson International Holdings Ltd. 50,000 shares of its Series B Preferred Stock valued at $250,000.

3.  Property and Equipment

	December 31,
	2007	2006
Equipment	$40,586	$19,204
Signs	7,040	7,040
Software	37,566	15,500
Leasehold improvements	-	27,609
	85,192	69,353
Less: accumulated depreciation	13,803	11,860
	$71,389	$57,493

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to  $ 6,705 and $ 7,984, respectively.

4.  Note Payable

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

5.  Long-term debt

Long-term debt consists of the following:

For the years ended December 31, 2007 and 2006, the Company recorded interest expense of $65,455 and $321, respectively.

	December 31,
	2007	2006
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$13,036	$15,179

Note payable due April 30, 2008;
interest at 10% payable at
maturity (1)	80,000	-

Note payable to Premium Payment
Plan due May 31, 2008; interest
at 7.5%; monthly payments
of $871	4,218	-

Note payable to AICCO, Inc. due
July 13, 2008; interest at 8%;
monthly payments of $7,111 (2)	48,479	-

Note payable to Micro Capital
Management Corp. due June 14, 2008;
interest at 8%	14,500	-

Demand note payable to Shawn Landgraf;
interest free	15,000	-
	175,233	15,179
Less amounts due within one year	164,772	2,540
	$10,461	$12,639

1) On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matures on April 30, 2008 at which time the principal amount plus ten percent interest is due.  The Company issued 1,000 Series B convertible Preferred Shares valued at $3,000, as additional consideration with the loan.

2) On October 1, 2007, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of insurances.  The total amount financed was $68,575, with an annual percentage rate of 8% and monthly payments of $7,111.  The final payment is due on July 13, 2008.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2007 is:

2008	$165,248
2009	3,188
2010	3,828
2011	2,969
175,233
Current portion	164,772
$10,461

6.  Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  Each note is convertible, at the option of the holders, into 300,000 shares of the Company’s common stock following the effectiveness of the Company’s proposed 1 for 20 reverse stock split.

On November 2, 2007, the Company issued a convertible promissory note for $250,000 with interest at twelve (12%) percent.  The note matures April 30, 2008.  The note is convertible, at the option of the holder, into 250,000 shares of the Company’s common stock following the effectiveness of the Company’s proposed 1 for 20 reverse stock split.

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives.  Due to the beneficial conversion feature of the convertible notes, $180,000 was included as additional paid in capital based on the conversion discount.  Accretion expense of the beneficial conversion feature for the years ended December 31, 2007 amounted to $66,302.  For the year ended December 31, 2007, the Company recorded interest expense of $9,335 on the convertible notes, all of which is included in accrued expenses on the Company’s balance sheet.

7.  Note Receivable/Note Payable - Related Party

a) On November 9, 2005, the Company issued a note payable at 12% compound monthly interest, to a related party, in the amount of $300,000 with interest and principal due at maturity.  The note was paid on October 9, 2006.  Interest expense for the year ended December 31, 2006 was $15,582.

b) As of December 31, 2006, the Company advanced $166,400 to a related party. This advance was taken as payroll in 2007.  This was a demand loan with no interest.

c) In 2007 and 2006, officers of the Company advanced $59,800 and $54,266, respectively, to the Company.  During 2007, the Company repaid $102,600.  At December 31, 2007, the balance was $11,466. The advances are interest free and due upon demand.

d) In 2007, one of our officers and directors made a short term loan to the company in the amount of $110,000.  The loan was secured by scooter inventory.  The interest rate on the loan was 12%.  The loan was repaid as of September 30, 2007 in full satisfaction of the terms and the Company recorded interest expense of $1,350 for the year ended December 31, 2007.

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
Professional fees	$48,500	$50,000
Payroll expense	76,978	-
Payroll tax expense	45,825	28,260
Advertising	-	11,505
Rent	-	8,800
Commission expense	6,493	7,800
Interest expense	15,008	16,508
	$192,804	$122,873

9.  Stockholders’ Equity

Common Stock
The Company is authorized to issue 100,000,000 shares of no par value common stock.    All the outstanding common stock is fully paid and non-assessable.  The total proceeds received for the common stock is the value used for the common stock.

During 2007, certain officers of the Company contributed $175,000 to the Company, which is included in Additional paid-in capital on the Company’s consolidated balance sheet.

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

a)  During 2007, the Company sold 54,000 shares of Series B Convertible Preferred Stock and received proceeds of $270,000.

b)  During 2007, the Company issued 92,600 shares of Series B Convertible Preferred Stock in exchange for the liquidation of $463,000 of Company debt.

c)  During 2007, the Company issued 70,900 shares of Series B Convertible Preferred Stock for services with a fair value of $231,950.

As of December 31, 2007, there were 2,303,216 Series B Convertible Preferred Shares outstanding which are convertible into 23,034,160 common shares following the effectiveness of the proposed 1 for 20 reverse split of the Company’s common stock.

10.  Income Taxes

The Company adopted the provisions of financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

During the year ended December 31, 2007, the Company recorded a deferred tax asset associated with its net operating loss (“NOL”) carryforwards of approximately $2,200,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize these benefits in the foreseeable future.  The Company’s NOL carryforwards expire in years through 2022.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability or deferred tax asset and their appropriate tax effects are as follows:

	For the Year Ended
	December 31, 2007		December 31, 2006
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Gross deferred tax
asset resulting from
net operating loss
carryforward	$2,200,000	$748,000	$-	$-

Valuation allowance	(2,200,000)	(748,000)	-	-

Net deffered tax asset	$-	$-	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the Year Ended
	December 31,
	2007	2006
Tax benefit computed
at the statutory rate	$(809,568)	$(249,408)
Tax effect of state
operating losses	-	(47,574)
Effect of unused
operating losses	681,536	-
	$(128,032)	$(296,982)

11. Commitments and Contingencies

a)  On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services.  Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary.  For the year ended December 31, 2007, the Company recorded consulting expense of $250,000.

b)  On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  The agreement calls for a Minimum Annual Guarantee.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement.  A consultant working for the Company co-guaranteed the Minimum Annual Guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company.  On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share.  The warrant expires December 31, 2017.  The Company paid $50,000 as a licensing fee in 2007.

c)  On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a director of the Company.  His contract is a two-year agreement at $16,666 per month.

d)  On October 11, 2007, the Company retained a firm to provide corporate communications and investor relations.  The agreement is for one year which automatically renews unless either party elects to terminate the agreement with a notice of termination no later than sixty days prior to the end of the term.  Fees for these services are $5,000 per month and 20,000 shares of common stock upon the effectiveness of the reverse split.  Fees are earned but deferred until the seventh month at which time the deferred fees are paid in equal amounts along with the current fees as they are incurred.  The Company paid $24,000 as consulting fees in 2007 of which $14,000 was paid with 1,000 shares of preferred stock.

e)  On December 5, 2007, the Company entered into contracts with a storage company to provide warehousing and logistics services on the East and West coasts of the United States.  These contracts require fees for storage and handling of our motor bike inventory which are incurred monthly on a per bike basis.  To date, the Company has not incurred any fees under these agreements because it has utilized warehousing capability at its headquarters in New Jersey.

12. Subsequent Events

a)      Effective January 1, 2008, the Company entered into a monthly agency retainer agreement with a marketing and advertising firm to provide the company with services at a fee of $25,000 per month.

b)      On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%.  The note originally matured on March 1, 2008 and was extended to May 1, 2008.  The note has the option to convert into post-reverse split common shares @ $1.00 per share.  The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.

c)       On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares and pays $2,500 per month as compensation under the agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of PPMC:

Name	Age	Position
Steve Rubakh	46	President, Acting Chief
Financial Officer and Director
Steven A. Kempenich	36	Chief Executive Officer,
Acting Secretary and Director
Albert P. Folsom	68	Director
Raymond A. Hatch	72	Director
Michael F. Reuling	63	Director

On September 5, 2007, in connection with the acquisition of Power Sports Factory, the Board of Directors of the Company amended our By-Laws to provide that the number of directors constituting the entire Board be fixed at five, appointed Steve Rubakh as our President and Acting Chief Financial Officer, and elected Mr. Rubakh as a director of the Company to fill one of the two newly-created directorships.  At this Board meeting, Steven Kempenich was also appointed as our Chief Executive Officer and Acting Secretary and was elected a director.

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

Corporate Code of Conduct

Section 16(A) Beneficial Ownership Reporting Compliance

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

Item 11.  Executive Compensation.

The following table sets forth information for the years ended December 31, 2007 and 2006 concerning the compensation paid or awarded to the Chief Executive Officer and President of PPMC..

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Steven A. Kempenich, Chief Executive Officer	2007	$115,385							$115,385

Steve Rubakh, President and Chief Financial Officer	2007	$255,129							$255,129

Steve Rubakh, Chief Executive Officer	2006	$86,168							$86,168

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 1, 2008, and on an as adjusted basis following effectiveness of the Reverse Split, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of April 1, 2008, there were 98,503,940 shares of common stock outstanding.

Following effectiveness of the 1-for-20 Reverse Split, it is estimated that there will be approximately 28,307,357 shares of common stock outstanding.

Name of Stockholder	Number of Shares of Common Stock Owned Beneficially at April 1, 2008	% Outstanding Stock at April 1, 2008	Number of Shares of Series B Preferred Stock Owned Beneficially at April 1, 2008	Number of Shares of Common Stock Owned Beneficially as Adjusted Following Effectiveness of Reverse Split and Conversion of Preferred Stock	% Outstanding Stock as Adjusted Following Effectiveness of Reverse Split
Steve Rubakh (1)	60,000,000	60.91%	287,400	5,874,000	20.75%
Folsom Family Holdings (2)	3,337,500	3.39%	200,000	2,166,875	7.65%
Amtel Communications, Inc. (3)	3,337,500	3.39%		166,875	0.59%
Raymond A. Hatch (4)	250,000	*		12,500	*
Steven A. Kempenich (5)			139,833	1,398,333	4.94%
All Officers and Directors as a Group	63,587,500	64.55%		9,451,708	33.39%
__________________
Less than 1%.

(1)
Mr. Rubakh’s address is c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109.  Does not include 287,400 shares of Series B Preferred Stock also issued to Mr. Rubakh on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 2,874,000 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock.

(2)
Consists of shares held by Folsom Family Holdings, a trust formed under the laws of Canada.  Mr. Folsom has a 10% interest in such entity, but no voting or dispositive power over the shares held in the Folsom Family Holdings trust.  The trustee of the trust is Mr. Thomas Skipon.  The address of the trust is 2495 Haywood Ave., West Vancouver, B.C. V7V 1Y2.  Mr. Folsom's address is 1100 Melville Street, Suite 320, Vancouver, B.C. V6E 4A6 Canada. Does not include 3,337,500 shares owned by Amtel Communications, Inc. Mr. Folsom is the president and a director of Amtel. Folsom Family Holdings was issued 200,000 shares of Series B Preferred Stock in exchange for the cancellation of obligations owing to Mr. Folsom by the Company.

(3)
The address of Amtel is c/o Martin and Associates, #2100-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2.  To the knowledge of the Company, Amtel has approximately 65 stockholders and 10% to 15% of Amtel is owned by Rurik Trust, a Grand Cayman Islands Trust formed in 1986.  The Company is not aware of any other shareholder owning over 5% of Amtel.  Mr. Albert Folsom is President and a director of Amtel, and by reason of his being president of Amtel, would have voting power over the shares of the Company’s common stock held by Amtel.  Mr. Folsom does not own any shares of Amtel,has no ownership interest, direct or indirect, in Amtel, and  has no dispositive power over the shares of Company common stock held by Amtel.

(4)	The address of Raymond A. Hatch is c/o Corporate House, 320 1100 Melville, Vancouver, B.C. VC64A6 Canada.

(5)
Does not include 139,833 shares of Series B Preferred Stock issued to Mr. Steven A. Kempenich, our Chief Executive Officer and a Director, on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 1,398,333 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock. Mr. Kempenich’s address is c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

The Company entered into an agreement with Albert Folsom ("Folsom"), the Company's President and Chief Executive Officer, for consulting services to be performed on behalf of the Company.  Folsom received consulting fees for the fiscal years ended June 30, 2007 and 2006 of $72,000 and $72,000 and $288,000 for the period June 28, 1996 (Date of Formation) through June 30, 2007, respectively.

The Company owed Folsom $602,968 and $496,739 at the fiscal year ends of June 30, 2007 and 2006, respectively.  Interest expense was $24,894 and $22,384 for the fiscal years ended June 30, 2007 and 2006, respectively, and $142,552 for the period June 28, 1996 (Date of Formation) through June 30, 2007.  All consulting and interest has been accrued. On September 5, 2007, immediately following the closing of the completion of the acquisition of PSF, the Company issued 200,000 shares of Preferred Stock to Folsom in exchange for the satisfaction of all amounts owed to Folsom by the Company.

The Company has accrued rental payments of $1,500 per month for its fiscal years ended June 30, 2006 and 2007 for approximately 1,500 square feet of office space leased from Mr. Folsom.

As part of the acquisition of PSF, on May 14, 2007, the Company issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement governing the acquisition, that provided for a completion of the acquisition of PSF at a closing held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, including 402,800 shares to Mr. Rubakh, who is now our President and a director, and 185,833 shares to Steven A. Kempenich, our Chief Executive Officer and a director, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock.

Item 14.  Principal Accountant Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit-related work and all non-audit work performed by our independent accounts, Madsen & Associates, CPA's Inc. is approved in advance by the Audit Committee, including the proposed fees for such work.  The Audit Committee is informed of each service actually rendered.

Audit Fees.  Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 30, 2007 and 2006 are approximately $9,575 and $3,500, respectively.

Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, and for the years ended December 31, 2007 and 2006 are approximately $8,500.

Audit-Related Fees.  We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for tax services.

All Other Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for permitted non-audit services.

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

Item 15.  Exhibits and Financial Statement Schedules.

(3) Exhibits.

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

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 - Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.2 - Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 14, 2008

PURCHASE POINT MEDIA CORPORATION

By:/s/ Steven A. Kempenich
      Chief Executive Officer

By:/s/ Steve Rubakh
      President and Principal Financial Officer

/s/ Steve Rubakh                                                                         April 14, 2008
     Steve Rubakh
     Director

/s/ Steven A. Kempenich                                                           April 14, 2008
     Steven A. Kempenich
     Director

/s/ Albert P. Folsom                                                                    April 14, 2008
     Albert P. Folsom
     Director

     Raymond A. Hatch                                                                              , 2008
     Director

     Michael F. Rueling                                                                              , 2008
     Director