Form 10-Q
period 2008-03-31
PURCHASE POINT MEDIA CORP
filed 2008-05-14
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25385

PURCHASE POINT MEDIA CORP.

(Name of small business issuer in its charter)

Minnesota	41-1853993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 Central Highway, Pennsauken, NJ 08109

(Address of principal executive offices)

(856-488-9333)

(Issuer’s telephone number)

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

The number of shares outstanding the issuer’s common stock, no par value, was 98,503,940 as of May 1, 2008.

ii

Item 1.	Financial Statements

Purchase Point Media Corp.

I N D E X

Page No.
Consolidated Balance Sheets as at March 31, 2008 (Unaudited) and December 31, 2007	2

Consolidated Statements of Operations For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Stockholders’ Equity (Deficiency) For the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008 (Unaudited)	4

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5-6

Notes to Unaudited Consolidated Financial Statements	7

PURCHASE POINT MEDIA CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$17,300	$11,146
Accounts receivable	53,088	3,959
Inventory	889,033	937,703
Prepaid expenses	235,901	135,319

Total Current Assets	1,195,322	1,088,127

Equipment-net	70,230	71,389
Other assets	9,876	9,876

TOTAL ASSETS	$1,275,428	$1,169,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes payable to related party	$11,466	$11,466
Accounts payable to related party	100,400	80,172
Accounts payable	1,948,309	1,096,769
Current portion of long-term debt	190,625	164,772
Convertible debt	538,470	262,159
Accrued expenses	341,404	192,804

Total Current Liabilities	3,130,674	1,808,142

Long-term liabilities
Long-term debt - less current portion	9,741	10,461
Long-term convertible debt	48,374	24,143

Total Long-Term Liabilities	58,115	34,604

TOTAL LIABILITIES	3,188,789	1,842,746

Stockholders’ Deficiency:
Preferred stock; no par value - authorized 50,000,000 shares; Series B Convertible Preferred stock - outstanding 2,338,605 shares at March 31, 2008 and 2,196,566 shares at December 31, 2007	967,012	964,950
Common stock, no par value - authorized 100,000,000 shares; outstanding 98,503,940 shares at March 31, 2008 and December 31, 2007	200,000	200,000
Additional paid-in capital	356,500	356,500
Deficit	(3,436,873)	(2,194,804)

Total Stockholders’ Deficiency	(1,913,361)	(673,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,275,428	$1,169,392

See Notes to Unaudited Consolidated Financial Statements

PURCHASE POINT MEDIA CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net sales	$493,088	$807,132

Costs and Expenses:
Cost of sales	435,172	679,674
General and administrative expenses	1,271,564	285,529

	1,706,736	965,203

Loss from operations	(1,213,648)	(158,071)

Other income and expenses:
Interest expense	(28,431)	(32,939)
Interest income	10	—

	(28,420)	(32,939)

Loss before provision for income taxes	(1,242,069)	(191,010)
Benefit from provision for income taxes	—	76,289

Net loss	$(1,242,069)	$(114,721)

Loss per common share – basic and diluted	$—	$—

Weighted average common shares Basic and diluted	98,503,940	98,503,940

See Notes to Unaudited Consolidated Financial Statements

PURCHASE POINT MEDIA CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total

	Shares	Amount	Shares	Amount		(Deficit)
Balance, January 1, 2007	2,085,716	$—	98,503,940	$200,000	$1,500	$58,245	$59,745
Issuance of preferred stock for services (valued at $3.00 - $14.00 per share)	70,900	231,950	—	—	—	—	231,950
Issuance of preferred stock for debt (valued at $5.00 per share)	92,600	463,000	—	—	—	—	463,000
Contribution by shareholders	—	—	—	—	175,000	—	175,000
Beneficial conversion feature	—	—	—	—	180,000	—	180,000
Sale of preferred stock	54,000	270,000	—	—	—	—	270,000
Net loss	—	—	—	—	—	(2,253,049)	(2,253,049)

Balance at December 31, 2007	2,303,216	964,950	98,503,940	200,000	356,500	(2,194,804)	(673,354)
Issuance of preferred stock for services at $4.40 per share	389	1,712	—	—	—	—	1,712
Sale of preferred stock for cash	35,000	350	—	—	—	—	350
Net loss for the three months ended March 31, 2008	—	—	—	—	—	(1,242,069)	(1,242,069)

Balance at March 31, 2008	2,338,605	$967,012	98,503,940	$200,000	$356,500	$(3,436,873)	$(1,913,361)

See Notes to Unaudited Consolidated Financial Statements

PURCHASE POINT MEDIA CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,242,069)	$(114,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,471	2,389
Non cash compensation	1,712	—
Accretion of beneficial conversion feature	50,542	—
Changes in operating assets and liabilities	919,327	969,224

Net cash provided by (used in) operations	(268,017)	856,892

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,312)	—

Net cash provided by (used in) investing activities	(1,312)	—

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party	—	117,500
Repayment of debt - related party	—	(50,702)
Proceeds from loans payable	81,667	—
Repayment of debt	(56,534)	(921,983)
Proceeds from sale of preferred stock	350	—
Proceeds from convertible debt	250,000	—

Net cash provided by (used in) financing activities	$275,483	$(855,185)

See Notes to Unaudited Consolidated Financial Statements

PURCHASE POINT MEDIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net increase in cash	6,154	1,707
Cash - beginning of period	11,146	46,740

Cash - end of period	$17,300	$48,447

Changes in operating assets and liabilities consists of:
(Increase) in accounts receivable	$(49,129)	$(39,877)
Decrease in inventory	48,670	985,077
(Increase) in prepaid expenses	(100,582)	(4,473)
Increase in accounts payable	871,768	109,616
Increase in accrued expenses	148,600	(81,119)

	$919,327	$969,224

Supplementary information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$10,503	$—

See Notes to Unaudited Consolidated Financial Statements

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

1.	Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Purchase Point Media Corp. (the “Company” or “PPMC”) was incorporated under the laws of the State of Minnesota.

The Company, through a reverse acquisition described below is in the business of marketing, selling, importing and distributing motorcycles and scooters. The Company principally imports products from China. To date the Company has marketed significantly under the Andretti and Yamati brands.

BASIS OF PRESENTATION

On September 5, 2007, PPMC entered into a share exchange agreement with the shareholders of Power Sports Factory, Inc. (“PSF”). In connection with the share exchange, PPMC acquired the assets and assumed the liabilities of PSF (subsidiary) as the acquirer. The financial statements prior to September 5, 2007 are those of PSF and reflect the assets and liabilities of PSF at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of PPMC common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of PPMC (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock after the acquisition, in exchange for the outstanding shares of PSF common stock they held, which was accounted for as a recapitalization. The financial statements show a retroactive restatement of PPMC’s historical stockholders’ deficiency to reflect the equivalent number of shares of common stock issued by the subsidiary.

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The results for the three months ended March 31, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

GOING CONCERN

The Company’s consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition Financial Statements” (SAB No. 104). Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the receivables is deemed reasonably assured by management, persuasive evidence of an agreement exist and the sale price is fixed and determinable.

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities at March 31, 2008 and December 31, 2007, which include preferred stock and convertible debt are convertible into 24,186,050 and 23,582,160, common shares, respectively, following the effectiveness of the proposed 1 for 20 reverse split of the Company’s common stock, have been excluded from the computation as their effect is antidilutive.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

For the three months and the year ended March 31, 2008 and December 31, 2007, the Company issued 35,389 and 70,900 of its preferred shares and recorded consulting expense of $1,712 and $231,950, respectively, the fair value of the shares at the time of issuance.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The adoption of the guidance under EITF Issue No. 07-3 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”. This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

2.	Inventories

The components of inventories are as follows:

	March 31, 2008	December 31, 2007
Motor bikes	$534,770	$576,780
Parts	104,263	44,340
Deposits on Inventory	250,000	316,583

	$889,033	$937,703

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

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

3.	Property and Equipment

	March 31, 2008	December 31, 2007
Equipment	$41,898	$40,586
Signs	7,040	7,040
Software	37,566	37,566

	86,504	85,192
Less: accumulated depreciation	16,274	13,803

	$70,230	$71,389

Depreciation expense for the three months ended March 31, 2008 and 2007, amounted to $2,471 and $2,389, respectively.

4.	Note Payable

On January 27, 2006, the Company entered into a revolving credit loan and floor plan loan (the “Credit Facility”) with General Electric Commercial Distribution Finance Corporation (“CDF”). Terms under the Trade Finance Purchase Program (“TFPP”) included interest at prime plus 1  1/2 percent with one tenth of one percent per month administration fee, and a rate of prime plus 5 percent on all amounts outstanding after maturity with a two and one half tenths of one percent administration fee. Maturity on advances under the TFPP was 180 days. Advance rate under the TFPP was 100 percent of supplier invoice plus freight. CDF had a first security interest in all inventory equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credit rights, and all judgments, claims and insurance policies via Uniform Commercial Code Filing Position or invoice purchase money security interest. The Credit Facility was personally guaranteed by an officer and director of the Company.

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

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

5.	Long-term debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Note payable to Five Point Capital Inc. due May 2011; interest at 18.45%; monthly payments of $397	$12,436	$13,036

Note payable due April 30, 2008; interest at 10% payable at maturity (1)	80,000	80,000

Note payable to Premium Payment Plan due May 31, 2008; interest at 7.5%; monthly payments of $871	1,714	4,218

Note payable to AICCO, Inc. due July 13, 2008; interest at 8%; monthly payments of $7,111 (2)	27,978	48,479

Note payable to Micro Capital Management Corp. due June 14, 2008; interest at 8%	14,500	14,500

Note payable to AICCO, Inc due September 10, 2008, interest at 7.75%; monthly payments of $7,388 (3)	43,341	—

Demand note payable to Shawn Landgraf; interest free	20,397	15,000

	200,366	175,233
Less amounts due within one year	190,625	164,772

	$9,741	$10,461

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

For the three months ended March 31, 2008 and 2007, the Company recorded interest expense of $28,431 and $11,409, respectively.

1) On July 31, 2007, the Company borrowed $80,000 from an investor. The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008. The Company issued 1,000 Series B convertible Preferred Shares valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008.

2) On October 1, 2007, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of insurances. The total amount financed was $68,575, with an annual percentage rate of 8% and monthly payments of $7,111. The final payment is due on July 13, 2008.

3) On February 1, 2008, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of additional insurances. The total amount financed was $57,420, with an annual percentage rate of 7.75% and monthly payments of $7,387.66. The final payment is due on September 10, 2008.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2007 is:

2008	$190,381
2009	3,188
2010	3,828
2011	2,969

200,366
Current portion	190,625

$9,741

6.	Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent. The notes mature October 1, 2009. The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock following the effectiveness of the Company’s proposed 1 for 20 reverse stock split.

On November 2, 2007, the Company issued a convertible promissory note for $250,000 with interest at twelve (12%) percent. The note matured on April 30, 2008. The maturity date has been extended to May 30, 2008. The note is convertible, at the option of the holder, into 250,000 shares of the Company’s common stock following the effectiveness of the Company’s proposed 1 for 20 reverse stock split.

On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%. The note originally matured on March 1, 2008 and was extended to May 30, 2008. The note has the option to convert into post-reverse split common shares @ $1.00 per share. The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives. Due to the beneficial conversion feature of the convertible notes, $180,000 was included

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

as additional paid in capital based on the conversion discount. Accretion expense of the beneficial conversion feature for the three months ended March 31, 2008 amounted to $50,507. For the three months ended March 31, 2008, the Company recorded interest expense of $21,530 on the convertible notes, of which $14,337 is included in accrued expenses on the Company’s balance sheet.

7.	Note Receivable/Note Payable - Related Party

a) As of December 31, 2006, the Company advanced $166,400 to a related party. This advance was taken as payroll in 2007. This was a demand loan with no interest.

b) In 2007 and 2006, officers of the Company advanced $59,800 and $54,266, respectively, to the Company. During 2007, the Company repaid $102,600. At March 31, 2008, the balance was $11,466. The advances are interest free and due upon demand.

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Payroll expense	$107,668	$76,978
Payroll tax expense	197,523	45,825
Other	36,213	70,001

	$341,404	$192,804

9.	Stockholders’ Equity

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

a)	During 2007, the Company sold 54,000 shares of Series B Convertible Preferred Stock and received proceeds of $270,000.

b)	During 2007, the Company issued 92,600 shares of Series B Convertible Preferred Stock in exchange for the liquidation of $463,000 of Company debt.

c)	During 2007, the Company issued 70,900 shares of Series B Convertible Preferred Stock for services with a fair value of $231,950.

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

d)	On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares and pays $2,500 per month as compensation under the agreement.

As of March 31, 2008, there were 2,338,605 Series B Convertible Preferred Shares outstanding which are convertible into 23,386,050 common shares following the effectiveness of the proposed 1 for 20 reverse split of the Company’s common stock.

10.	Income Taxes

The Company adopted the provisions of financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

11.	Commitments and Contingencies

a) On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services. Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary. For the three months ended March 31, 2008, the Company recorded consulting expense of $90,000.

b) On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters. The term of the agreement is through December 31, 2017. Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”. The agreement calls for a Minimum Annual Guarantee. After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008. That date has been verbally extended. A consultant working for the Company co-guaranteed the Minimum Annual Guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company. On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share. The warrant expires December 31, 2017. The Company paid $50,000 as a licensing fee in 2007.

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

Purchase Point Media Corp.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

f) Effective January 1, 2008, the Company entered into a monthly agency retainer agreement with a marketing and advertising firm to provide the company with services at a fee of $25,000 per month.

12.	Subsequent Events

a)	On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000. The interest rate is a simple twenty percent and the note matures on June 15, 2008.

b)	On May 2, 2008, Ray Hatch, a director of the Company, passed away.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To distribute this existing business of the Company following the PSF acquisition, to our stockholders, the Board of Directors of PPMC has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC. We plan to file the registration statement for this dividend as soon as practicable.

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

Following the filing of Preliminary Information Statements, we have filed a Definitive Information Statement with the SEC on April 28, 2008, under the Securities Exchange Act of 1934, as amended, noticing a stockholders meeting to be held on May 28, 2008, where the matters to be considered by our stockholders are a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. Following approval by our stockholders we would be able to file amendments to our Articles of Incorporation and make the Reverse Split and name change effective.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we incurred a net loss of $1,242,069, as compared with a net loss of $114,721 for the comparable period in 2007, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $285,529 in 2007 to $1,271,564 in 2008, and a decrease in net sales from $807,132 for the three months ended March 31, 2007, to $493,088 for the three months ended March 31, 2008. The principal components of the increase in general administrative expense were approximate increases of $290,000 in consultant expense, of $50,000 in compensation expense, of $89,000 in payroll expense, of $220,000 in advertising expense, of $59,000 in insurance expense, of $50,000 in travel expense and of $120,000 in licensing fees.

The decrease in sales for the three month period ended March 31, 2008, was primarily due to introduction of our new line of scooters under our recently negotiated rights to the Andretti brand and the lack of adequate inventory to meet the requirements of our dealers. For our increased inventory requirements and marketing efforts, as well as product development, we will require substantial additional financing.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue. We have had rely entirely on private placements of Company stock to pay operating expenses.

As of March 31, 2008, the Company had $17,300 of cash on hand. The Company has incurred a net loss of $1,242,069 in the three months ended March 31, 2008, and has working capital and stockholders’ deficiencies of $1,935,352 and $1,913,361, respectively, at March 31, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2008, we received proceeds of $250,000 from the issuance of convertible debt and net proceeds of $25,133 from debt incurred. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

Critical Accounting Policies

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

CRITICAL ACCOUNTING ISSUES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. Since their evaluation, no changes were made to the Company’s internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our 10-KSB for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On May 2, 2008, Ray Hatch, a director of the Company, passed away.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURCHASE POINT MEDIA CORP.
(Registrant)

By:	/s/ Steven A. Kempenich
Steven A. Kempenich, Chief Executive Officer

Dated: May 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.