Form 10-K/A
period 2007-12-31
PURCHASE POINT MEDIA CORP
filed 2008-08-18
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-25385

POWER SPORTS FACTORY, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1853993
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 Central Highway, Pennsauken, NJ	08109
(Address of principal executive offices)	(Zip Code)

(856) 488-9333

Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.  ☐    Yes  ☒    No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Number of shares of Common Stock outstanding as of April 1, 2008: 98,503,940.

Documents incorporated by reference: None

POWER SPORTS FACTORY, INC.

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 (THE “2007 FORM 10-KSB”). THIS AMENDMENT NO. 1 AMENDS AND RESTATES THE FINANCIAL STATEMENTS AND THE INFORMATION UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2007 FORM 10-K AS OF APRIL 14, 2008, THE DATE ON WHICH THE 2007 10-K WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE AND EXCEPT THAT THE OFFICERS AND DIRECTORS OF THE COMPANY AT THIS TIME ARE SIGNING THIS AMENDMENT NO. 1.

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

General

Power Sports Factory, Inc. (the “Company”, “we” or “us”) was organized under the laws of the State of Minnesota on June 28, 1996. We changed our name to Power Sports Factory, Inc. from Purchase Point Media Corp. effective June 10, 2008, to reflect the acquisition in September 2007 of a Delaware corporation of the same name. Through the acquisition in 1997 of a Nevada corporation, we acquired the trademark, patent and exclusive marketing rights to, and have invested over one million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

Power Sports Factory

Since this business remained in the development stage, our Board of Directors determined to acquire an operating business, and on April 24, 2007, we entered into a Share Exchange and Acquisition Agreement (the “Share Exchange Agreement”), with Power Sports Factory, Inc., a Delaware corporation with offices in Pennsauken, New Jersey (“PSF” or “Power Sports Factory”), and the shareholders of PSF. PSF was formed in Delaware in June, 2003, and imports, markets, distributes and sells motorcycles and scooters. Through PSF’s manufacturing relationships in China, it began to import and sell Power Sports products in the United States. Its products have been marketed mainly under the “Strada” and “Yamati”, and recently under the “Andretti”, brands. At the beginning of 2007, PSF made the determination to focus primarily on the sales and distribution of motor scooters. PSF now sells the motor scooters that it imports primarily to power sports dealers and a small portion through the internet.

The Share Exchange Agreement

The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock and for the change of our name to Power Sports Factory, Inc. and a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock, both of which were effective June 10, 2008, pursuant to a definitive information statement filed with the Securities and Exchange Commission (“SEC”). On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us. Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the Reverse Split.

Planned Share Dividend of last word® Business

Our Board of Directors accordingly determined that, following the acquisition of PSF, that we should transfer our then existing business relating to the development of last word® to our subsidiary The Last Word, Inc. To distribute the existing business of the Company as of June 30, 2007 to our stockholders, the Board of Directors of the Company has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of the Company owned on the record date. The Board of Directors of the Company has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC. We plan to file the registration statement as soon as practicable following the filing of this Annual Report.

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

The motor scooters that we sell have engine sizes ranging from 49.50cc to 300 cc, with wheel sizes from 10” to 16”. Most of motor scooters require a valid drivers’ license and a motorcycle registration. They comply and adhere to DOT safety and comfort standards too and hence, have good brakes, suspension, strength, power, and other things.

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

The Company’s Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol “PSPF.” As of April 1, 2008, the Company had approximately 490 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company’s Common Stock. The Common Stock commenced trading on June 9, 1998.

	High	Low
2008
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

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company’s Board of Directors to retain earnings, if any, to finance the expansion of the Company’s business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.

	Years Ended December 31,
	2007	2006
Statement of operations data:
Net Sales	$2,254,450	$4,877,155
Gross profit	330,576	706,630
Gain (loss) from continuing operations	(2,729,286)	(627,158)
Gain (loss) from continuing operations per share	(0.04)	(0.01)

Balance sheet data:
Total assets	$1,169,392	$2,270,677
Long-term debt	34,604	12,639

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company was organized under the laws of the State of Minnesota on June 28, 1996. The Company, through the acquisition in 1997 of a Nevada corporation acquired the trademark, patent and exclusive marketing rights to, and has invested over one million dollars in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

To distribute this existing business of the Company following the PSF acquisition to our stockholders, the Board of Directors of the Company has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of the Company owned on the record date. The Board of Directors of the Company has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC. We plan to file the registration statement for this dividend as soon as practicable following the filing of this Annual Report.

On April 24, 2007, we entered into the Share Exchange Agreement with PSF and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us. Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the 1:20 reverse split described below. Pursuant to a Definitive Information Statement filed with the SEC, under the Securities Exchange Act of 1934, as amended, the 1:20 reverse split of our outstanding common stock in connection with the Share Exchange Agreement, as well as changing our name to Power Sports Factory, Inc. from Purchase Point Media Corp. was effective June 10, 2008.

Results of Operations for the Years ended December 31, 2007 and December 31, 2006

Revenues. For the year ended December 31, 2007, net sales decreased to $2,254,350 from $4,877,155, a decrease of $2,622,805 from the year ended December 31, 2006. Such decrease was due to a purposeful reduction in sales to permit management to focus on internal corporate restructuring in preparation for the launch of the Andretti brand in February 2008. The new management team that came in June 2007 reduced the number of products sold from 40 different SKU’s (product types) to three SKU’s and also stopped selling ATV’s and dirt bikes. In the year ended December 31, 2007, we sold 2,453 scooters, at an average price of approximately $920, as compared with sales of 4,905 scooters at an average price of approximately $995 in 2006. We have encountered no difficulties in the manufacturing process for our scooters.

Gross Profit. Gross profit was $330,576 for the year ended December 31, 2007, compared to $706,630 for the year ended December 31, 2006, representing a decrease of $376,054 over the previous year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $2,332,912 for the year ended December 31, 2007, from approximately $1,333,788 for the year ended December 31, 2006. Selling, general and administrative expense increased substantially in the year ended December 31, 2007 due to preparation for the launch of the Andretti brand in February 2008. The following components of selling, general and administrative expense were up: consulting fees by $754,000, professional fees by $66,000, advertising expense by $64,000, license fees by $50,000, payroll expense by $168,000, and travel and entertainment expense by $53,000; and the following components were down: bank charges by $80,000, commissions by $82,000, rent by $18,000, and office expense by $22,000.

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

Net loss. Our net loss for the year ended December 31, 2007 was $2,748,049 compared to a net loss of $436,572 for the year ended December 31, 2006.

The fiscal 2007 net loss includes depreciation and amortization expense of $1,943, and interest expense of $68,856. The fiscal year 2006 net loss includes depreciation and amortization expense of $7,984, and interest expense of $106,396.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue. We have had rely entirely on private placements of Company stock to pay operating expenses. Our liquidity will depend primarily on consumer demand for our products, which demand is driven by consumer likes or dislikes about our product offering. Our sales are to dealers and are driven by our ability to provide the market with products people want. Since the Andretti line of scooters is a new product offering, we do not believe that our past performance is necessarily indicative of consumer demand for our new Andretti line.

We will always require capital to purchase product inventory in an amount sufficient to the meet the demands of our dealers. If we do not have inventory financing in place, our liquidity would necessarily be affected since we would be limited in ordering product. We estimate that approximately $3,000,000 of inventory financing will be required for our marketing of the new Andretti line. We are currently negotiating this financing. There is no assurance that we will be successful in these negotiations. If our new Andretti product line does not meet with market acceptance, or we are unsuccessful in negotiating required financing for product sales, we would have to terminate operations and most likely file for reorganization.

As of December 31, 2007, the Company had $11,146 of cash on hand. The Company has incurred a net loss of $2,748,049 in the year ended December 31, 2007, and has working capital and stockholders’ deficiencies of $1,599,350 and $1,552,689, respectively, at December 31, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2007, the Company received $270,000 from the sale of preferred stock, the proceeds of a $175,000 capital contribution by a shareholder, and $400,000 from issuance of convertible debt. We will require substantial additional financing to maintain our operations and to expand our operations to continue the launch of our new Andretti brand.

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

Foreign Currency Risk—We import products from China into the United States and market our products in North America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or, if we initiate our planned international operations, weak economic conditions in foreign markets. Because our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets that we plan to enter. If the Chinese Yuan strengthened against the dollar, our cost of imported products could increase and make us less competitive. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk—Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Credit Risk—Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8.	Financial Statements and Supplementary Data.

MADSEN & ASSOCIATES, CPA’s INC.

Certified Public Accountants and Business Consultants

684 East Vine St .. #3

Murray,

Utah 84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Purchase Point Media Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Purchase Point Media Corp. and Subsidiary at December 31, 2007 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company’s financial statements for the year ended December 31, 2007 were revised and restated to include the issuance of additional preferred shares and the results of a reverse merger as disclosed in note 13.

Salt Lake City, Utah

June 16, 2008, except for Note 13 which is dated August 12, 2008

/s/ Madsen & Associates, CPA’s Inc.

POWER SPORTS FACTORY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$11,146	$46,740
Cash - restricted	—	173,264
Accounts receivable	3,959	—
Note receivable - related party	—	366,400
Inventory	937,703	1,612,904
Prepaid expenses	135,319	—

Total Current Assets	1,088,127	2,199,308

Property and equipment-net	71,389	57,493
Other assets	9,876	13,876

TOTAL ASSETS	$1,169,392	$2,270,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,096,769	$120,206
Accounts payable - related party	80,172	—
Note payable	—	1,570,376
Current portion of long-term debt	164,772	2,540
Note payable to related party	11,466	54,266
Accrued expenses	192,804	122,873
Current portion of convertible debt	262,159	—
Income taxes payable	—	128,032
Dividend payable	879,335	—

Total Current Liabilities	2,687,477	1,998,293

Long term liabilities:
Long-term debt - less current portion	10,461	12,639
Long-term convertible debt	24,143	—

Total Long-term Liabilities	34,604	12,639
TOTAL LIABILITIES	2,722,081	2,010,932

Stockholders’ Equity (Deficiency):
Preferred Stock; no par value - authorized 50,000,000 shares Series B Convertible - outstanding 2,303,216 and 1,650,000 shares	2,687,450	27,500
Common stock, no par value - authorized 100,000,000 shares - outstanding 98,503,940 and 60,000,000 shares	200,000	100,000
Additional paid-in capital	429,000	74,000
Retained earnings (deficit)	(4,869,139)	58,245

Total Stockholders’ Equity (Deficiency)	(1,552,689)	259,745

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,169,392	$2,270,677

See notes to consolidated financial statements.

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Net sales	$2,254,350	$4,877,155

Costs and Expenses:
Cost of sales	1,923,774	4,170,525
Selling, general and administrative expenses	2,332,912	1,333,788
Non-cash compensation	726,950	—

	4,983,636	5,504,313

Loss from operations	(2,729,286)	(627,158)

Other income and expenses:
Disposal of fixed asset	(38,347)	—
Forgiveness of debt	3,580	—
Accretion of beneficial conversion feature	(66,302)	—
Interest expense	(68,856)	(106,396)
Interest income	4,442	—
Commission income	18,688	—

	(146,795)	(106,396)

Loss before provision for benefit from income taxes	(2,876,081)	(733,554)

Benefit from income taxes	(128,032)	(296,982)

Net loss	$(2,748,049)	$(436,572)

Loss per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	69,072,161	60,000,000

See notes to consolidated financial statements.

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid - In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	1,650,000	$27,500	60,000,000	$100,000	$74,000	$494,817	$696,317
Net loss	—	—	—	—	—	(436,572)	(436,572)

Balance, December 31, 2006	1,650,000	27,500	60,000,000	100,000	74,000	58,245	259,745
Effect of reverse merger			38,503,940	100,000		(2,179,335)	(2,079,335)
Conversion of debt for preferred stock (valued at $4.99 per share)	240,716	1,200,000					1,200,000
Issuance of preferred stock for services (valued at $3.00 - $14.00 per share)	265,900	726,950	—	—	—	—	726,950
Issuance of preferred stock for debt (valued at $5.00 per share)	92,600	463,000	—	—	—	—	463,000
Contribution by shareholders	—	—	—	—	175,000	—	175,000
Beneficial conversion feature	—	—	—	—	180,000	—	180,000
Sale of preferred stock	54,000	270,000	—	—	—	—	270,000
Net loss	—	—	—	—	—	(2,748,049)	(2,748,049)

Balance, December 31, 2007	2,303,216	$2,687,450	98,503,940	$200,000	$429,000	$(4,869,139)	$(1,552,689)

See notes to consolidated financial statements.

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(2,748,049)	$(436,572)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,705	7,984
Non cash compensation	726,950	—
Accretion of beneficial conversion feature	66,302	—
Loss on abandonment	38,347	—
Changes in operating assets and liabilities	$2,363,957	(746,633)

Net cash provided by (used in) operating activities	454,212	(1,175,221)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	4,000	65,000
Purchase of equipment	(58,948)	(36,459)
Change in restricted cash	173,264	(173,264)

Net cash provided by (used in) investing activities	118,316	(144,723)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party	369,800	220,000
Payment to related party	(412,600)	(464,075)
Proceeds from loan payable	185,512	2,766,734
Payment on loan	(1,595,834)	(1,196,679)
Contribution by shareholder	175,000	—
Proceeds from sale of preferred stock	270,000	—
Proceeds from convertible debt	400,000	—

Net cash provided by (used in) financing activities	(608,122)	1,325,980

See notes to consolidated financial statements.

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,2007
	2007	2006
Net (decrease) increase in cash	(35,594)	6,036

Cash - beginning of year	46,740	40,704

Cash - end of year	$11,146	$46,740

Changes in operating assets and liabilities consists of:
Decrease in accounts receivable	$162,441	$199,680
Decrease (increase) in inventory	675,201	(437,036)
(Increase) in prepaid expenses	(135,319)	7,385
Decrease (increase) in other assets	—	(9,876)
Increase (decrease) in accounts payable	1,669,735	(272,236)
Increase (decrease) in accrued expenses	119,931	(234,550)
Decrease in income taxes payable	(128,032)	—

	$2,363,957	$(746,633)

Supplementary information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$53,849	$18,381

Non-cash financing activities:
Issuance of preferred stock for services	$726,950	$—

Beneficial Conversion Feature	$180,000	$—

Issuance of preferred stock for debt	$1,663,000	$—

See notes to consolidated financial statements.

POWER SPORTS FACTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Power Sports Factory, Inc. (formerly Purchase Point Media Corp, the “Company”) was incorporated under the laws of the State of Minnesota.

The Company, through a reverse acquisition described below is in the business of marketing, selling, importing and distributing motorcycles and scooters. The Company principally imports products from China. To date the Company has marketed significantly under the Yamati brand.

BASIS OF PRESENTATION

On September 5, 2007, the Company entered into a share exchange agreement with the shareholders of Power Sports Factory, Inc. (“PSF”). In connection with the share exchange, the Company acquired the assets and assumed the liabilities of PSF (subsidiary) as the acquirer. The financial statements prior to September 5, 2007 are those of PSF and reflect the assets and liabilities of PSF at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of the Company’s common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of the Company (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock of the Company after the acquisition, in exchange for the outstandin shares of PSF common stock they held, which was accounted for as a recapitalization. The financial statements show a retroactive restatement of the Company’s historical stockholders’ deficiency to reflect the equivalent number of shares of common stock and preferred stock issued in the acquisition.

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

STOCK BASED COMPENSATION

For the years ended December 31, 2007 and 2006, the Company issued 265,900 and -0- of its preferred shares and recorded consulting expense of $726,950 and $-0-, respectively, the fair value of the shares at the time of issuance.

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

2.	Inventories

The components of inventories are as follows:

	December 31,
	2007	2006
Motor bikes	$576,780	$1,534,314
Parts	44,340	78,590
Deposits on Inventory	316,583	—

	$937,703	$1,612,904

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

3.	Property and Equipment

	December 31,
	2007	2006
Equipment	$40,586	$19,204
Signs	7,040	7,040
Software	37,566	15,500
Leasehold improvements	—	27,609

	85,192	69,353
Less: accumulated depreciation	13,803	11,860

	$71,389	$57,493

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $ 6,705 and $7,984, respectively.

4.	Note Payable

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

5.	Long-term debt

Long-term debt consists of the following:

	December 31,
	2007	2006
Note payable to Five Point Capital Inc. due May 2011; interest at 18.45%; monthly payments of $397	$13,036	$15,179

Note payable due April 30, 2008; interest at 10% payable at maturity (1)	80,000	—

Note payable to Premium Payment Plan due May 31, 2008; interest at 7.5%; monthly payments of $871	4,218	—

Note payable to AICCO, Inc. due July 13, 2008; interest at 8%; monthly payments of $7,111 (2)	48,479	—

Note payable to Micro Capital Management Corp. due June 14, 2008; interest at 8%	14,500	—

Demand note payable to Shawn Landgraf; interest free	15,000	—

	175,233	15,179
Less amounts due within one year	164,772	2,540

	$10,461	$12,639

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

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives. The difference between the conversion price of $400,000 and the fair value of the common stock into which the debt is convertible of $220,000 was included as additional paid in capital based on the conversion discount. This beneficial conversion feature in the amount of $180,000 is being accreted over the lives of the outstanding debt. Accretion expense of the beneficial conversion feature for the year ended December 31, 2007 amounted to $66,302. For the year ended December 31, 2007, the Company recorded interest expense of $9,335 on the convertible notes, all of which is included in accrued expenses on the Company’s balance sheet.

7.	Note Receivable/Note Payable—Related Party

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

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
Professional fees	$48,500	$50,000
Payroll expense	76,978	—
Payroll tax expense	45,825	28,260
Advertising	—	11,505
Rent	—	8,800
Commission expense	6,493	7,800
Interest expense	15,008	16,508

	$192,804	$122,873

9.	Stockholders’ Equity

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

a)	During 2007, the Company sold 54,000 shares of Series B Convertible Preferred Stock and received proceeds of $270,000.

b)	During 2007, the Company issued 333,316 shares of Series B Convertible Preferred Stock in exchange for the liquidation of $1,663,000 of Company debt.

c)	During 2007, the Company issued 265,900 shares of Series B Convertible Preferred Stock for services with a fair value of $726,950.

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

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability or deferred tax asset and their appropriate tax effects are as follows:

	For the Year Ended
	December 31, 2007		December 31, 2006
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Gross deferred tax asset resulting from net operating loss carryforward	$3,990,000	$1,357,000	$—	$—

Valuation allowance	(3,990,000)	(1,357,000)	—	—

Net deffered tax asset	$—	$—	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the Year Ended December 31,
	2007	2006
Tax benefit computed at the statutory rate	$(977,868)	$(249,408)
Tax effect of state operating losses	—	(47,574)
Effect of unused operating losses	849,836	—

	$(128,032)	$(296,982)

11.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF. Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc. To distribute the existing business of the Company to the shareholders, the Board of Directors of PPMC declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC. The Company plans to file the registration statement as soon as practicable. As of December 31, 2007, the dividend payable in the amount of $879,335 represents the net liabilities that will be assumed by The Last Word Inc.

12.	Commitments and Contingencies

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

b) On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters. The term of the agreement is through December 31, 2017. Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”. The agreement calls for a minimum annual guarantee. After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 is due under the agreement on March 31, 2008. A minimum payment of $250,000 is also due on July 31, 2008. These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008. In addition, after certain volume targets are met, Andretti IV LLC receives a $60 per bike fee. A consultant working for the Company co-guaranteed the minimum annual guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company. On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share. The warrant expires December 31, 2017. The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007. The Company paid $50,000 as a licensing fee in 2007. The warrant has been accounted for in the financial statements.

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

13.	Subsequent Events

a) Effective January 1, 2008, the Company entered into a monthly agency retainer agreement with a marketing and advertising firm to provide the company with services at a fee of $25,000 per month.

b) On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%. The note originally matured on March 1, 2008 and was extended to May 1, 2008. The note has the option to convert into post-reverse split common shares @ $1.00 per share. The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash. There was no difference between the conversion price and the fair value of the common stock into which the debt is convertible.

c) On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares and pays $2,500 per month as compensation under the agreement.

14.	Financial Statements Revised and Restated

The financial statements have been revised from the original filing as follows:

Condensed Consolidated Balance Sheet

December 31, 2007

	As Reported			Adjustments	Adjusted Balance
Total Assets	$1,169,392			$—	$1,169,392

Liabilities and Stockholders’ Deficiency
Total Liabilities	$1,842,746	(3	)(4)	$879,335	$2,722,081

Stockholders’ Deficiency:
Preferred stock	964,950	(1	)(2)(4)	1,722,500	2,687,450
Common stock	200,000	(2	)(3)	—	200,000
Additional paid-in-capital	356,500	(2)		72,500	429,000
Deficit	(2,194,804)	(1	)(3)	(2,674,335)	(4,869,139)

Total Stockholders’ Deficiency	(673,354)				(1,552,689)

Total Liabilities And Stockholders’ Deficiency	$1,169,392				$1,169,392

(1)	To record the issuance of 195,000 shares of preferred stock for services valued at $495,000.
(2)	To record the initial capitalization and the issuance of 60,000,000 shares of common stock (valued at $100,000) and 1,650,000 shares of preferred stock (valued at $27,500).
(3)	To record reverse acquisition of Purchase Point Media Corp. (38,503,940 common shares valued at $100,000, assumption of debt of $1,200,000, a dividend in the amount of $879,335 to the former shareholders of Purchase Point Media Corp., and deficit of $1,300,000).
(4)	To record conversion of debt ($1,200,000) into 240,716 shares of preferred stock.

Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2007

	As Reported		Adjustments	Adjusted Balance
Net Sales	$2,254,350		$—	$2,254,350
Costs and Expenses	4,983,636	(1)	495,000	5,478,636
Net loss	$(2,253,049)			$(2,748,049)
Net loss per share - basic and diluted	$(0.02)			$(0.04)

Weighted average common share - basic and diluted	98,503,940			69,072,161

(1)	To record the issuance of 195,000 shares of preferred stock for services valued at $495,000.

Condensed Consolidated Balance Sheet

December 31, 2006

	As Reported		Adjustments	Adjusted Balance
Total Assets	$2,270,677		$—	$2,270,677

Liabilities and Stockholders’ Equity
Total Liabilities	$2,010,932		$—	$2,010,932

Stockholders’ Equity:
Preferred stock	—	(1)	27,500	27,500
Common stock	200,000	(1)	(100,000)	100,000
Additional paid-in-capital	1,500	(1)	72,500	74,000
Deficit	58,245	(1)	—	58,245

Total Stockholders’ Equity	259,745			259,745

Total Liabilities And Stockholders’ Equity	$2,270,677			$2,270,677

(1)	To record the initial capitalization and the issuance of 60,000,000 shares of common stock (valued at $100,000) and 1,650,000 shares of preferred stock (valued at $27,500).

Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2006

	As Reported	Adjustments	Adjusted Balance
Net loss	$(436,572)	$—	$(436,572)
Net loss per share - basic and diluted	$(0.00)		$(0.00)

(1) Weighted average common share - basic and diluted	98,503,940		60,000,000

(1)	To record the initial capitalization and the issuance of 60,000,000 shares of common stock (valued at $100,000) and 1,650,000 shares of preferred stock (valued at $27,500).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T).	Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act

Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of the Company as at April 1, 2008:

Name	Age	Position
Steve Rubakh	46	President, Chief Financial Officer and Director
Steven A. Kempenich	36	Chief Executive Officer, Secretary and Director
Albert P. Folsom	68	Director
Raymond A. Hatch	72	Director
Michael F. Reuling	63	Director

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

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship among any of the Company’s directors and executive officers.

The following is a brief summary of the business experience of each of the directors and executive officers of the Company:

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

In 1983 he created Aricana Resources by amalgamating several companies and served as President and Director from 1983 to 1988. Aricana’s activities included medical research, and the development and marketing of medicinal products. He also started a publishing company for medicinal products and founded, the American Health Research Association, a not-for-profit corporation. From 1980 to 1982 he served as President and Director of Alanda Energy Corp., an oil and gas company. From 1963 to 1980 he served as a Director and Senior Officer of a number of companies including Computer Parking Systems, Resource Funding and an electrical contracting company. He served in the US Navy between 1956 and 1960.

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

Committees

We do not have an audit committee, although we intend to establish such a committee, with an independent “audit committee financial expert” member as defined in the rules of the SEC.

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

The following table sets forth information for the years ended December 31, 2007 and 2006 concerning the compensation paid or awarded to the Chief Executive Officer and President of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Steven A. Kempenich, Chief Executive Officer	2007	$115,385							$115,385
Steve Rubakh, President and Chief Financial Officer	2007	$255,129							$255,129
Steve Rubakh, Chief Executive Officer	2006	$86,168							$86,168

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 1, 2008, and on an as adjusted basis following effectiveness of the Reverse Split, by (a) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of April 1, 2008, there were 98,503,940 shares of common stock outstanding.

Following effectiveness of the 1-for-20 Reverse Split, it is estimated that there will be approximately 28,307,357 shares of common stock outstanding.

Name of Stockholder	Number of Shares of Common Stock Owned Beneficially at April 1, 2008	% Outstanding Stock at April 1, 2008	Number of Shares of Series B Preferred Stock Owned Beneficially at April 1, 2008	Number of Shares of Common Stock Owned Beneficially as Adjusted Following Effectiveness of Reverse Split and Conversion of Preferred Stock	% Outstanding Stock as Adjusted Following Effectiveness of Reverse Split
Steve Rubakh (1)	60,000,000	60.91%	287,400	5,874,000	20.75%
Folsom Family Holdings (2)	3,337,500	3.39%	200,000	2,166,875	7.65%
Amtel Communications, Inc. (3)	3,337,500	3.39%		166,875	0.59%
Raymond A. Hatch (4)	250,000	*		12,500	*
Steven A. Kempenich (5)			139,833	1,398,333	4.94%
All Officers and Directors as a Group	63,587,500	64.55%		9,451,708	33.39%

Less than 1%.

(1)	Mr. Rubakh’s address is c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109. Does not include 287,400 shares of Series B Preferred Stock also issued to Mr. Rubakh on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 2,874,000 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock.
(2)	Consists of shares held by Folsom Family Holdings, a trust formed under the laws of Canada. Mr. Folsom has a 10% interest in such entity, but no voting or dispositive power over the shares held in the Folsom Family Holdings trust. The trustee of the trust is Mr. Thomas Skipon. The address of the trust is 2495 Haywood Ave., West Vancouver, B.C. V7V 1Y2. Mr. Folsom’s address is 1100 Melville Street, Suite 320, Vancouver, B.C. V6E 4A6 Canada. Does not include 3,337,500 shares owned by Amtel Communications, Inc. Mr. Folsom is the president and a director of Amtel. Folsom Family Holdings was issued 200,000 shares of Series B Preferred Stock in exchange for the cancellation of obligations owing to Mr. Folsom by the Company.
(3)	The address of Amtel is c/o Martin and Associates, #2100-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. To the knowledge of the Company, Amtel has approximately 65 stockholders and 10% to 15% of Amtel is owned by Rurik Trust, a Grand Cayman Islands Trust formed in 1986. The Company is not aware of any other shareholder owning over 5% of Amtel. Mr. Albert Folsom is President and a director of Amtel, and by reason of his being president of Amtel, would have voting power over the shares of the Company’s common stock held by Amtel. Mr. Folsom does not own any shares of Amtel,has no ownership interest, direct or indirect, in Amtel, and has no dispositive power over the shares of Company common stock held by Amtel.
(4)	The address of Raymond A. Hatch is c/o Corporate House, 320 1100 Melville, Vancouver, B.C. VC64A6 Canada.
(5)	Does not include 139,833 shares of Series B Preferred Stock issued to Mr. Steven A. Kempenich, our Chief Executive Officer and a Director, on September 5, 2007, in connection with the acquisition of Power Sports Factory, which shares will be converted into 1,398,333 shares of common stock upon the effectiveness of the planned 1-for-20 reverse split of our common stock. Mr. Kempenich’s address is c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The Company entered into an agreement with Albert Folsom (“Folsom”), the Company’s President and Chief Executive Officer, for consulting services to be performed on behalf of the Company. Folsom received consulting fees for the fiscal years ended June 30, 2007 and 2006 of $72,000 and $72,000 and $288,000 for the period June 28, 1996 (Date of Formation) through June 30, 2007, respectively.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit-related work and all non-audit work performed by our independent accounts, Madsen & Associates, CPA’s Inc. is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees expected to be billed to us by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended June 30, 2007 and 2006 are approximately $9,575 and $3,500, respectively.

Audit fees expected to be billed to us by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, and for the years ended December 31, 2007 and 2006 are approximately $8,500.

Audit-Related Fees. We have been billed $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for permitted non-audit services.

Other Matters. N.A.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

To our knowledge, there have been no persons, other than Madsen & Associates, CPA’s Inc.’s full time, permanent employees who have worked on the audit or review of our financial statements.

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

Exhibit 31.1—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2—Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1—Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.2—Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2008

POWER SPORTS FACTORY, INC.

By:	/s/ Shawn Landgraf
Chief Executive Officer

	/s/ Steve Rubakh	August 15, 2008
Steve Rubakh, President, Chief Financial Officer and Director

	/s/ Shawn Landgraf	August 15, 2008
Shawn Landgraf
Chief Executive, Officer, Secretary and Director