Form 10-Q/A
period 2008-03-31
PURCHASE POINT MEDIA CORP
filed 2008-08-18
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25385

POWER SPORTS FACTORY, INC.

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

ii

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008, AND HAVE ALSO FILED AN AMENDMENT NO. 1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007. THIS AMENDMENT NO. 1 AMENDS AND RESTATES OUR FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2008 AND THE INFORMATION UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

Item 1.	Financial Statements

Power Sports Factory, Inc.

I N D E X

POWER SPORTS FACTORY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$17,300	$11,146
Accounts receivable	53,088	3,959
Inventory	889,033	937,703
Prepaid expenses	235,901	135,319

Total Current Assets	1,195,322	1,088,127

Equipment-net	70,230	71,389
Other assets	9,876	9,876

TOTAL ASSETS	$1,275,428	$1,169,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes payable to related party	$11,466	$11,466
Accounts payable to related party	100,400	80,172
Accounts payable	1,948,309	1,096,769
Current portion of long-term debt	190,625	164,772
Convertible debt	538,470	262,159
Accrued expenses	341,404	192,804
Dividend payable	879,335	879,335

Total Current Liabilities	4,010,009	2,687,477

Long-term liabilities
Long-term debt - less current portion	9,741	10,461
Long-term convertible debt	48,374	24,143

Total Long-Term Liabilities	58,115	34,604

TOTAL LIABILITIES	4,068,124	2,722,081

Stockholders’ Deficiency:
Preferred stock; no par value - authorized 50,000,000 shares;
Series B Convertible Preferred stock - outstanding 2,320,805 shares at March 31, 2008 and 2,303,216 shares at December 31, 2007	2,732,912	2,687,450
Common stock, no par value - authorized 100,000,000 shares; outstanding 98,503,940 shares at March 31, 2008 and December 31, 2007	200,000	200,000
Additional paid-in capital	509,000	429,000
Deficit	(6,234,609)	(4,869,139)

Total Stockholders’ Deficiency	(2,792,697)	(1,552,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,275,427	$1,169,392

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	493,088	$807,132

Costs and Expenses:
Cost of sales	435,172	679,674
General and administrative expenses	1,394,965	285,529

	1,830,137	965,203

Loss from operations	(1,337,049)	(158,071)
Other income and expenses:
Interest expense	(28,431)	(32,939)
Interest income	10	—

	(28,421)	(32,939)

Loss before benefit from income taxes	(1,365,470)	(191,010)
(Benefit from) income taxes	—	(76,289)

Net loss	$(1,365,470)	$(114,721)

Loss per common share – basic
and diluted	$(0.01)	$—

Weighted average common shares -
Basic and diluted	98,503,940	60,000,000

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2007	1,650,000	$27,500	60,000,000	$100,000	$74,000	$58,245	$259,745
Effect of reverse merger	—	—	38,503,940	100,000	—	(2,179,335)	(2,079,335)
Conversion of debt for preferred stock	240,716	1,200,000	—	—	—	—	1,200,000
Issuance of preferred stock for services (valued at $3.00 - $14.00 per share)	265,900	726,950	—	—	—	—	726,950
Issuance of preferred stock for debt (valued at $5.00 per share)	92,600	463,000	—	—	—	—	463,000
Contribution by shareholders	—	—	—	—	175,000	—	175,000
Beneficial conversion feature	—	—	—	—	180,000	—	180,000
Sale of preferred stock	54,000	270,000	—	—	—	—	270,000
Net loss	—	—	—	—	—	(2,748,049)	(2,748,049)

Balance at December 31, 2007	2,303,216	2,687,450	98,503,940	200,000	429,000	(4,869,139)	(1,552,689)
Issuance of preferred stock for services (valued at $2.50 - $4.40 per share	17,589	45,462	—	—	—	—	45,462
Issuance of 4,000,000 warrants	—	—	—	—	80,000	—	80,000
Net loss for the three months ended
March 31, 2008	—	—	—	—	—	(1,365,470)	(1,365,470)

Balance at March 31, 2008	2,320,805	$2,732,912	98,503,940	$200,000	$509,000	$(6,234,609)	$(2,792,697)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,365,470)	$(114,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,471	2,389
Non-cash compensation	125,462	—
Accretion of beneficial conversion feature	50,542	—
Changes in operating assets and liabilities	919,328	969,224

Net cash provided by (used in) operations	(267,667)	856,892

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,312)	—

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party	—	117,500
Repayment of debt - related party	—	(50,702)
Proceeds from loans payable	81,667	—
Repayment of debt	(56,534)	(921,983)
Proceeds from convertible debt	250,000	—

Net cash provided by (used in) financing activities	$275,133	$(855,185)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net increase in cash	6,154	1,707
Cash - beginning of period	11,146	46,740

Cash - end of period	$17,300	$48,447

Changes in operating assets and liabilities consists of:
( Increase) in accounts receivable	$(49,128)	$(39,877)
Decrease in inventory	48,670	985,077
(Increase) in prepaid expenses	(100,582)	(4,473)
Increase in accounts payable	871,768	109,616
Increase in accrued expenses	148,600	(81,119)

	$919,328	$969,224

Supplementary information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$10,503	$—

Non-cash financing activities:
Issuance of preferred stock for services	$45,462	$—

Issuance of warrants for services	$80,000	$—

See Notes to Unaudited Consolidated Financial Statements

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

1.	Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Power Sports Factory, Inc. (the “Company”) was incorporated under the laws of the State of Minnesota.

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

Power Sports Factory, Inc.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

For the three months ended March 31, 2008 and March 31, 2007, the Company issued 17,589 and -0- of its preferred shares and recorded consulting expense of $45,462 and $-0-, respectively, the fair value of the shares at the time of issuance.

For the three months ended March 31, 2008 and March 31, 2007, the Company issued 4,000,000 and -0- warrants and recorded consulting expense of $80,000 and $-0-, respectively, the fair value of the warrants at the time of issuance.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The adoption of the guidance under EITF Issue No. 07-3 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $2,471 and $2,389, respectively.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives. The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt. Accretion expense of the beneficial conversion feature for the three months ended March 31, 2008 amounted to $50,507. For the three months ended March 31, 2008, the Company recorded interest expense of $21,530 on the convertible notes, of which $14,337 is included in accrued expenses on the Company’s balance sheet.

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

d)	On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

agreement is one year. The Company issued 17,500 Series B Convertible shares for services to be performed with a fair value $43,750 and pays $2,500 per month as compensation under the agreement.

e)	On March 24, 2008, the Company issued 389 shares of Series B Convertible Preferred Stock for services valued at $1,712.

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

11.	Warrants

During January 2008, the Company issued a warrant to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price of $0.01 per share. The warrant expires December 31, 2017. The fair value of the warrant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the warrant in 2008: dividend yields of 0%, expected volatility of 218% and expected life of 10 years.

Summary of warrant activity as of March 31, 2008 and the changes during the three months ended March 31, 2008:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	—	$—
Granted	4,000,000	0.20	9.8	$—
Exercised	—	—
Forfeited, expired or cancelled	—	—		$—

Outstanding at March 31, 2008	4,000,000	$0.20	9.8
Exercisable at March 31, 2008	4,000,000	$0.20	9.8

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

12.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF. Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc. To distribute the existing business of the Company to the shareholders, the Board of Directors of PPMC declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC. The Company plans to file the registration statement as soon as practicable. As of March 31, 2008 and December 31, 2007, the dividend payable in the amount of $879,335 represents the net liabilities that will be assumed by The Last Word Inc.

13.	Commitments and Contingencies

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

Power Sports Factory, Inc.

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

14.	Subsequent Events

a)	On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000. The interest rate is a simple twenty percent and the note matures on June 15, 2008.

b)	On May 2, 2008, Ray Hatch, a director of the Company, passed away.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To distribute this existing business of the Company following the PSF acquisition, to our stockholders, the Board of Directors of the Company has declared a dividend, payable in common stock of our subsidiary holding our last word® technology, at the rate of one share of common stock of this subsidiary for each share of common stock of the Company owned on the record date. The Board of Directors of the Company has fixed May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the last word® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing declared effective by, the SEC. We plan to file the registration statement for this dividend as soon as practicable.

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory, Inc. (“PSF”) and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us. Each share of Preferred Stock is convertible into 10 shares of our Common Stock following effectiveness of the 1:20 reverse split described below.

Pursuant to a Definitive Information Statement filed with the SEC, and stockholder approval at a stockholders meeting on May 28, 2008, effective June 10, 2008, we effected a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, and changed our name from Purchase Point Media Corp. to Power Sports Factory, Inc.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we incurred a net loss of $1,365,470, as compared with a net loss of $114,721 for the comparable period in 2007, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $285,529 in 2007 to $1,394,965 in 2008, and a decrease in net sales from $807,132 for the three months ended March 31, 2007, to $493,088 for the three months ended March 31, 2008.

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

We have working capital and stockholders’ deficiencies in the amount of $2,814,687 and $2,792,697, respectively, at March 31, 2008.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue. We have had rely entirely on private placements of Company stock to pay operating expenses.

As of March 31, 2008, the Company had $17,300 of cash on hand. The Company has incurred a net loss of $1,365,470 in the three months ended March 31, 2008, and has working capital and stockholders’ deficiencies of $2,814,687 and $2,792,697, respectively, at March 31, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2008, we received proceeds of $250,000 from the issuance of convertible debt and net proceeds from loans payable of $25,133 from debt incurred. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

The Company’s Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. In their evaluation, no changes were made to the Company’s internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

POWER SPORTS FACTORY, INC. (Registrant)

By:	/s/ Shawn Landgraf
Shawn Landgraf, Chief Executive Officer

Dated: August 15, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.