Form 10-Q
period 2008-06-30
PURCHASE POINT MEDIA CORP
filed 2008-08-18
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding the issuer’s common stock, no par value, was 28,348,403 as of August 1, 2008.

ii

Item 1.	Financial Statements

Power Sports Factory, Inc.

I N D E X

POWER SPORTS FACTORY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$75,702	$11,146
Accounts receivable	150,397	3,959
Inventory	525,809	937,703
Prepaid expenses	64,308	135,319

Total Current Assets	816,216	1,088,127

Equipment-net	67,816	71,389
Other assets	9,876	9,876

TOTAL ASSETS	$893,908	$1,169,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes payable to related party	$10,966	$11,466
Accounts payable to related party	80,894	80,172
Accounts payable	1,549,945	1,096,769
Current portion of long-term debt	377,117	164,772
Convertible debt	550,224	262,159
Accrued expenses	494,341	192,804
Dividend payable	879,335	879,335
Customer deposit payable	65,795	—

Total Current Liabilities	4,008,617	2,687,477

Long-term liabilities
Long-term debt - less current portion	8,986	10,461
Long-term convertible debt	49,888	24,143

Total Long-Term Liabilities	58,874	34,604

TOTAL LIABILITIES	4,067,491	2,722,081

Stockholders’ Deficiency:
Preferred stock; no par value - authorized 50,000,000 shares;
Series B Convertible Preferred stock - outstanding -0- shares at June 30, 2008 and 2,303,216 shares at December 31, 2007	—	2,687,450
Common stock, no par value - authorized 100,000,000 shares; outstanding 28,348,403 and 28,348,403 shares at June 30, 2008 and 4,925,213 shares at December 31, 2007, respectively	2,950,993	200,000
Additional paid-in capital	509,000	429,000
Deficit	(6,633,576)	(4,869,139)

Total Stockholders’ Deficiency	(3,173,583)	(1,552,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$893,908	$1,169,392

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales	1,410,135	$1,678,886	917,047	$871,754

Costs and Expenses:
Cost of sales	991,519	1,373,203	556,347	693,529
General and administrative expenses	2,112,796	800,728	717,837	515,199
Bad debt expense	1,499	—	1,499	—

	3,105,814	2,173,931	1,275,683	1,208,728

Loss from operations	(1,695,679)	(495,045)	(358,636)	(336,974)
Other income and expenses:
Interest expense	(69,560)	(44,648)	(41,129)	(11,709)
Interest income	802	—	792	—

	(68,758)	(44,648)	(40,337)	(11,709)

Loss before benefit from income taxes	(1,764,437)	(539,693)	(398,973)	(348,683)
(Benefit from) income taxes	—	(128,032)	—	(51,743)

Net loss	$(1,764,437)	$(411,661)	$(398,973)	$(296,940)

Loss per common share – basic
and diluted	$(0.24)	$(0.08)	$—	$(0.06)

Weighted average common shares -
Basic and diluted	7,499,190	4,925,213	10,073,167	4,925,213

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2007	1,650,000	$27,500	60,000,000	$100,000	$74,000	$58,245	$259,745
Effect of reverse merger	—	—	38,503,940	100,000	—	(2,179,335)	(2,079,335)
Effect of one for twenty reverse stock split	—	—	(93,578,727)	—	—	—	—
Conversion of debt for preferred stock	240,716	1,200,000	—	—	—	—	1,200,000
Issuance of preferred stock for services (valued at $3.00 - $14.00 per share)	265,900	726,950	—	—	—	—	726,950
Issuance of preferred stock for debt (valued at $5.00 per share)	92,600	463,000	—	—	—	—	463,000
Contribution by shareholders	—	—	—	—	175,000	—	175,000
Beneficial conversion feature	—	—	—	—	180,000	—	180,000
Sale of preferred stock	54,000	270,000	—	—	—	—	270,000
Net loss	—	—	—	—	—	(2,748,049)	(2,748,049)

Balance at December 31, 2007	2,303,216	2,687,450	4,925,213	200,000	429,000	(4,869,139)	(1,552,689)
Issuance of preferred stock for services (valued at $2.50 - $6.00 per share)	39,103	63,543	—	—	—	—	63,543
Issuance of 200,000 warrants	—	—	—	—	80,000	—	80,000
Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993	—	—	—
Net loss for the six months ended
June 30, 2008	—	—	—	—	—	(1,764,437)	(1,764,437)

Balance at June 30, 2008	—	$—	28,348,403	$2,950,993	$509,000	$(6,633,576)	$(3,173,583)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,764,437)	$(411,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,885	4,366
Non-cash compensation	63,543	—
Non-cash fair value of warrants	80,000	—
Loss on abandonment of leasehold improvements	—	22,847
Accretion of beneficial conversion feature	63,810	—
Changes in operating assets and liabilities	1,157,697	1,563,761

Net cash provided by (used in) operations	(394,502)	1,179,313

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,312)	—
Change in restricted cash	—	173,264

Net cash provided by (used in) investing activities	(1,312)	173,264

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party	—	290,000
Repayment of debt - related party	(500)	(77,685)
Proceeds from loans payable	379,667	—
Repayment of debt	(168,797)	(1,569,515)
Proceeds from convertible debt	250,000	—

Net cash provided by (used in) financing activities	460,370	(1,357,200)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Net increase (decrease) in cash	64,556	(4,623)
Cash - beginning of period	11,146	46,740

Cash - end of period	$75,702	$42,117

Changes in operating assets and liabilities consists of:
Decrease (Increase) in accounts receivable	$(146,438)	$153,556
Decrease in inventory	411,894	1,348,609
Decrease (increase) in prepaid expenses	71,011	(37,500)
(Increase) in deposit on bikes	—	(57,720)
Decrease in other assets	—	4,000
Increase in accounts payable	453,898	329,540
Decrease (increase) in accrued expenses	301,537	(176,724)
Increase in customer deposits	65,795	—

	$1,157,697	$1,563,761

Supplementary information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$14,559	$49,088

Non-cash financing activities:
Issuance of preferred stock for services	$63,543	$—

Issuance of warrants for services	$80,000	$—

See Notes to Unaudited Consolidated Financial Statements

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

1.	Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Power Sports Factory, Inc. (formerly Purchase Point Media Corp., the “Company”) was incorporated under the laws of the State of Minnesota.

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

As provided for in the share exchange agreement, the stockholders of PSF received 3,000,000 shares of the Company’s common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of the Company (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock after the acquisition, in exchange for the outstanding shares of PSF common stock they held, which was accounted for as a recapitalization. The financial statements show a retroactive restatement of the Company’s historical stockholders’ deficiency to reflect the equivalent number of shares of common stock and preferred stock issued in the acquisition.

The consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The results for the six months ended June 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

GOING CONCERN

The Company’s consolidated financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

June 30, 2008

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. All potentially dilutive securities at June 30, 2008 which include stock purchase warrants and convertible debt, convertible into 1,000,000 common shares, have been excluded from the computation as their effect is antidilutive. There were no potentially dilutive securities at June 30, 2007.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

For the six months ended June 30, 2008 and June 30, 2007, the Company issued 39,103 and -0- of its preferred shares and recorded consulting expense of $63,543 and $-0-, respectively, the fair value of the shares at the time of issuance.

For the six months ended June 30, 2008 and June 30, 2007, the Company issued 200,000 and -0- warrants and recorded consulting expense of $80,000 and $-0-, respectively, the fair value of the warrants at the time of issuance.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

2.	Inventories

The components of inventories are as follows:

	June 30, 2008	December 31, 2007
Motor bikes	$182,912	$576,780
Parts	92,897	44,340
Deposits on Inventory	250,000	316,583

	$525,809	$937,703

In October, 2007, the Company entered into a Manufacturing Agreement, and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. for the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company. The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period. The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters. As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson International Holdings Ltd. 500,000 shares of the Company’s common stock valued at $250,000.

3.	Property and Equipment

	June 30, 2008	December 31, 2007
Equipment	$41,898	$40,586
Signs	7,040	7,040
Software	37,566	37,566

	86,504	85,192
Less: accumulated depreciation	18,688	13,803

	$67,816	$71,389

Depreciation expense for the six and three months ended June 30, 2008 and 2007 amounted to $4,885 and $4,366 and $2,414 and $1,977, respectively.

4.	Note Payable

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

June 30, 2008

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

5.	Long-term debt

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
Note payable to Five Point Capital Inc. due May 2011; interest at 18.45%; monthly payments of $397	$11,807	$13,036
Note payable due April 30, 2008; interest at 10% payable at maturity (1)	80,000	80,000
Note payable to Premium Payment Plan due May 31, 2008; interest at 7.5%; monthly payments of $871	—	4,218
Note payable to AICCO, Inc. due July 13, 2008; interest at 8%; monthly payments of $7,111 (2)	7,064	48,479
Note payable to Micro Capital Management Corp. due June 14, 2008; interest at 8% (4)	12,955	14,500
Note payable to AICCO, Inc due September 10, 2008, interest at 7.75%; monthly payments of $7,388 (3)	21,880	—
Demand note payable to Shawn Landgraf; interest free	12,397	15,000
Note payable due June 15, 2008; interest at 20.0% simple interest with a private investor(s) (5)	240,000	—

	386,103	175,233
Less amounts due within one year	377,117	164,772

	$8,986	$10,461

For the six and three months ended June 30, 2008 and 2007, the Company recorded interest expense of $69,660, $44,648 and $41,229 and $11,709, respectively.

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

1) On July 31, 2007, the Company borrowed $80,000 from an investor. The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008.

2) On October 1, 2007, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of insurances. The total amount financed was $68,575, with an annual percentage rate of 8% and monthly payments of $7,111. The final payment was due on July 13, 2008, and was satisfied.

3) On February 1, 2008, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of additional insurances. The total amount financed was $57,420, with an annual percentage rate of 7.75% and monthly payments of $7,387.66. The final payment is due on September 10, 2008.

4) On December 14, 2007, the Company borrowed $14,500 on a short term basis due June 14, 2008 at 8% interest. For the six months ended June 30, 2008, the Company recorded interest expense of $592. On August 6, 2008, the Company satisfied the outstanding debt and accrued interest with the issuance of thirteen motorbikes and 10,000 shares of common stock.

5) On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000. The interest rate is a simple twenty percent and the note matures on June 15, 2008. This note is currently in default.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2007 is:

2008	$376,118
2009	3,188
2010	3,828
2011	2,969

386,103
Current portion	377,117

$8,986

6.	Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent. The notes mature October 1, 2009. The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock. Payments under the notes for January 1, April 1 and July 1 have been deferred until August 31, 2008.

On November 2, 2007, the Company issued a convertible promissory note for $250,000 with interest at twelve (12%) percent. The note matured on April 30, 2008. The maturity date was extended to October 1, 2008. The note is convertible, at the option of the holder, into 250,000 shares of the Company’s common stock.

On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%. The note originally matured on March 1, 2008 and was extended to August 15, 2008. On August 6, 2008, the note was converted into 250,000 shares of the Company’s common stock . The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives. The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt. Accretion expense of the beneficial conversion feature for the six months ended June 30, 2008 amounted to $63,810. For the six months ended June 30, 2008, the Company recorded interest expense of $45,783 on the convertible notes, of which $53,344 is included in accrued expenses on the Company’s balance sheet.

7.	Note Receivable/Note Payable—Related Party

a) As of December 31, 2006, the Company advanced $166,400 to a related party. This advance was taken as payroll in 2007. This was a demand loan with no interest.

b) In 2007 and 2006, officers of the Company advanced $59,800 and $54,266, respectively, to the Company. During 2008 and 2007, the Company repaid $500 and $102,600, respectively. At June 30, 2008, the balance was $10,966. The advances are interest free and due upon demand.

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Payroll expense	$140,165	$76,978
Payroll tax expense	263,074	45,825
Other	91,102	70,001

	$494,341	$192,804

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of no par value common stock. All the outstanding common stock is fully paid and non-assessable. The total proceeds received for the common stock is the value used for the common stock.

In June 2008, the Company’s shareholders approved a 1 for 20 reverse stock split. Except for the presentation of common shares authorized and issued on the consolidated balance sheet, all shares and per share information has been revised to give retroactive effect to the reverse stock split.

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

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

a)	During 2007, the Company sold 54,000 shares of Series B Convertible Preferred Stock and received proceeds of $270,000.

b)	During 2007, the Company issued 333,316 shares of Series B Convertible Preferred Stock in exchange for the liquidation of $1,663,000 of Company debt.

c)	During 2007, the Company issued 265,900 shares of Series B Convertible Preferred Stock for services with a fair value of $726,950.

d)	On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 17,500 Series B Convertible shares for services to be performed with a fair value $43,750 and pays $2,500 per month as compensation under the agreement.

e)	On March 24, 2008, the Company issued 389 shares of Series B Convertible Preferred Stock for services valued at $1,712.

f)	On April 1, 2008, the Company retained a marketing consultant for $15,000. On April 21, 2008, the consultant agreed to convert his payable into 3,000 shares of Series B Convertible Shares.

g)	On April 24, 2008, the Company paid compensation to staffing company for providing permanent accounting personnel for a total of $10,272, which was paid $7,191 in cash and 514 shares of Series B Convertible Preferred Shares

In June 2008, the Board of Directors converted all shares of Series B Convertible Preferred shares outstanding on that date into shares of common stock at the rate of 10 shares for each share of Series B Convertible Preferred Stock.

10.	Income Taxes

The Company adopted the provisions of financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

11.	Warrants

During January 2008, the Company issued a warrant to purchase 200,000 common shares at an exercise price of $0.01 per share. The warrant expires December 31, 2017. The fair value of the warrant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the warrant in 2008: dividend yields of 0%, expected volatility of 218% and expected life of 10 years.

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

Summary of warrant activity as of June 30, 2008 and the changes during the six months ended June 30, 2008:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	—	$—
Granted	200,000	0.01	9.5	$—
Exercised	—	—
Forfeited, expired or cancelled	—	—		$—

Outstanding at June 30, 2008	200,000	$0.01	9.5
Exercisable at June 30, 2008	200,000	$0.01	9.5

12.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF. Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc. To distribute the existing business of the Company to the shareholders, the Board of Directors of Purchase Point Media Corp. (“PPMC”) declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter. Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC. The Company plans to file the registration statement as soon as practicable. As of June 30, 2008 and December 31, 2007, the dividend payable in the amount of $879,335 represents the net liabilities that will be assumed by The Last Word Inc.

13.	Commitments and Contingencies

a) On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services. Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary. For the six months ended June 30, 2008, the Company recorded consulting expense of $90,000.

b) On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters. The term of the agreement is through December 31, 2017. Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”. The agreement calls for a minimum annual guarantee. After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008. A minimum payment of $250,000 is also due on July 31, 2008. These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008. In addition, after certain volume targets are met, Andretti IV LLC receives a per bike fee. A consultant working for the Company co-guaranteed the minimum annual guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company. On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase

Power Sports Factory, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

200,000 common shares at an exercise price equal to $.01 per share. The warrant expires December 31, 2017. The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007. The Company paid $50,000 as a licensing fee in 2007. The warrant has been accounted for in the financial statements.

c) On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a director of the Company. His contract is a two-year agreement at $16,666 per month.

d) On October 11, 2007, the Company retained a firm to provide corporate communications and investor relations. The agreement is for one year which automatically renews unless either party elects to terminate the agreement with a notice of termination no later than sixty days prior to the end of the term. Fees for these services are $5,000 per month and 20,000 shares of common stock. Fees are earned but deferred until the seventh month at which time the deferred fees are paid in equal amounts along with the current fees as they are incurred. The Company paid $24,000 as consulting fees in 2007 of which $14,000 was paid with 1,000 shares of preferred stock.

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

f) Effective January 1, 2008, the Company entered into a monthly agency retainer agreement with a marketing and advertising firm to provide the company with services at a fee of $25,000. This agreement terminated at the end of May 2008.

g) On May 14, 2008, the Company signed an agreement with Road America Motor Club, Inc., to provide a 24 hour road-side assistance program to Andretti motorbike owners. The agreement commenced as of April 1, 2008 and continues for an initial term of two years, or until terminated by either party according to the terms of the agreement. The Company pays for the enrollment of each bike properly entered into the company warranty program for a period of one year subject to terms and conditions.

h) On June 27, 2008, the Company entered into a second licensing agreement with Andretti IV, LLC, to further utilize the name Andretti in the branding and sale of its Yamati brand line. The term of the agreement is through December 31, 2018. Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti Yamati line”. The agreement calls for a Minimum Annual Guarantee. After year two of the agreement, if the Company does not sell a certain minimum of motorcycles and scooters under the “Andretti Yamati Line” it may elect to terminate the licensing agreement.

14.	Subsequent Events

a)	On August 12, 2008, the Company entered into an interim inventory funding arrangement with a distributor whereby the distributor has agreed to acquire inventory of makes and models from the Company’s manufacturers under the Andretti brand and finance them exclusively for the Company over a ninety day period for an average cost of 3.333% per month. The Company may utilize this arrangement up to one million dollars. The distributor has the right to acquire inventory at substantially favorable pricing if it desires to sell the product in territories that the Company has no dealers. These transactions must be approved by the Company. The Company maintains product liability and warranty responsibility on the entire inventory, as well as financing costs and warehousing costs. If the Company does not take possession of the inventory at the end of any ninety day period, the distributor has the right to sell them at cost. The agreement is personally guaranteed by an officer of the Company.

b)	On July 16, 2008, the Company entered into contracts with a storage company to provide warehousing and logistics services on the west coast of the United States. This contract requires fees for storage and handling of our motor bike inventory which are incurred monthly on a per bike basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we incurred a net loss of $398,973, as compared with a net loss of $296,940 for the comparable period in 2007, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $515,599 in 2007 to $737,827 in 2008, and an increase in net sales from $871,754 for the three months ended June 30, 2007, to $917,047 for the three months ended June 30, 2008, coupled with a decrease in cost of sales from $693,529 in 2007 to $556,347 in 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we incurred a net loss of $1,764,437, as compared with a net loss of $411,661 for the comparable period in 2007, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $800,729 in 2007 to $2,112,796 in 2008, and a decrease in net sales from $1,678,886 for the six months ended June 30, 2007, to $1,410,135 for the six months ended June 30, 2008, coupled with a decrease in cost of sales from $1,373,203 in 2007 to $991,599 in 2008.

The decrease in sales for the six month period ended June 30, 2008, was primarily due to introduction of our new line of scooters under our recently negotiated rights to the Andretti brand and the lack of adequate inventory to meet the requirements of our dealers. For our increased inventory requirements and marketing efforts, as well as product development, we will require substantial additional financing.

We have working capital and stockholders’ deficiencies in the amount of $3,192,401 and $3,173,583, respectively, at June 30, 2008.

Liquidity and Financial Resources

Prior to the acquisition of Power Sports Factory, we have had no operations that have generated any revenue. We have had rely entirely on private placements of Company stock to pay operating expenses.

As of June 30, 2008, the Company had $75,702 of cash on hand. The Company has incurred a net loss of $1,764,437 in the six months ended June 30, 2008, and has working capital and stockholders’ deficiencies of $3,192,401 and $3,173,583, respectively, at June 30, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2008, we received proceeds of $250,000 from the issuance of convertible debt and net proceeds from loans payable of $210,870 from debt incurred. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

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

Dated: August 18, 2008

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