Form 10-Q
period 2008-09-30
PURCHASE POINT MEDIA CORP
filed 2008-12-19
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________

Commission file number 000-25385

POWER SPORTS FACTORY, INC..

(Exact Name of Registrant as Specified in Its charter)

Minnesota	41-1853993
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

6950 Central Highway, Pennsauken, NJ	08109
(Address of principal executive offices)	(Zip Code)

(856-488-9333)
(Registrant's Telephone Number, Including Area Code)

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

The number of shares outstanding the issuer's common stock, no par value, was 30,750,188 as of December 18, 2008

Item 1.  Financial Statements

Power Sports Factory, Inc.

I N D E X

Page No.

Consolidated Balance Sheets as at September 30, 2008 and December 31, 2007 (Unaudited)	2

Consolidated Statements of Operations For the Nine and Three Months Ended
September 30, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Stockholders' Equity (Deficiency)
For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008 (Unaudited)	4

Consolidated Statements of Cash Flows For the Nine Months Ended
September 30, 2008 and 2007 (Unaudited)	5-6

Notes to Unaudited Consolidated Financial Statements	7

POWER SPORTS FACTORY, INC.
BALANCE SHEETS
(Unaudited)

	September 30,2008	December 31,2007
ASSETS

Current Assets:
Cash	$981	$11,146
Accounts receivable	79,196	3,959
Inventory	1,745,129	937,702
Prepaid expenses	137,278	135,320
Total Current Assets	1,962,584	1,088,127

Property and equipment-net	27,864	71,389

Other assets	9,876	9,876

TOTAL ASSETS	$2,000,324	$1,169,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,254,261	$1,096,769
Accounts payable to related party	19,112	80,172
Notes payable to related party	23,363	11,466
Current portion of long-term debt	322,953	164,772
Convertible debt	326,107	262,159
Accrued expenses	608,628	192,804
Dividends Payable	673,176	673,176
Customer deposit payable	65,482	-

Total Current Liabilities	5,293,082	2,481,318

Long term liabilites:
Long-term debt - less current portion	8,197	10,461
Long-term convertible debt	36,946	24,143
Total Long-Term Liabilities	45,143	34,604

TOTAL LIABILITIES	5,338,225	2,515,922

Stockholders' Deficiency:
Preferred stock; no value - authorized 50,000,000 shares, Series B Convertible Preferred Stock - outstanding -0- shares at September 30, 2008 and 2,303,216 shares at December 31, 2007	-	2,687,450
Common stock, no par value - authorized 100,000,000 shares outstanding 30,750,188 shares at September 30, 2008 and 4,925,213 shares at December 31, 2007	7,940,183	5,072,940
Additional paid-in capital	1,593,195	1,162,195
Deficit	(12,871,279)	(10,269,115)

Total Stockholders' Deficiency	(3,337,901)	(1,346,530)

TOTAL LIABILITIES AND STOCKHOLDERS' Deficiency	$2,000,324	$1,169,392

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$2,081,750	$2,140,543	$671,616	$461,657

Costs and Expenses:
Cost of sales	1,650,120	1,704,070	658,601	330,867
Selling, general and administrative expenses	2,921,994	1,736,377	809,198	935,649
Bad Debt Expense	5,000	-	3,501	-
	4,577,114	3,440,447	1,471,300	1,266,516

Loss from operations	(2,495,364)	(1,299,904)	(799,684)	(804,859)

Other income and expenses:
Disposal of fixed asset	-	(22,847)	-	(22,847)
Forgiveness of debt	-	3,580	-	3,580
Interest expense	(108,996)	(56,289)	(39,436)	(11,641)
Interest income	2,196	4,442	1,394	4,442
Commissions Income	-	18,688	-	18,688
	(106,800)	(52,426)	(38,042)	(7,778)

Loss before benefit from income taxes	(2,602,164)	(1,352,330)	(837,726)	(812,637)

Income tax benefit	-	(128,032)	-	-

Net loss	$(2,602,164)	$(1,224,298)	$(837,726)	$(812,637)

Loss per common share - basic and diluted	$(0.11)	$(0.25)	$(0.03)	$(0.16)
Weighted average common shares -
Basic and diluted	22,906,529	4,925,213	28,839,513	4,925,213

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

			Common Stock		Additional	Retained
	Preferred	Stated		Stated	Paid-In	Earnings
	Stock	Value	Shares	Value	Capital	(Deficit)	Total

Balance at January 1, 2007	1,650,000	$27,500	4,925,213	$5,072,940	$807,195	$(7,521,066)	$(1,613,431)
Effect of reverse merger
Conversion of debt for preferred stock	240,716	1,200,000					1,200,000
Issuance of preferred stock for services	265,900	726,950					726,950
Issuarnce of preferred stock for debt (valued at $5.00 per share)	92,600	463,000					463,000
Contribution by shareholders					175,000		175,000
Beneficial conversion feature					180,000		180,000
Sale of preferred stock	54,000	270,000					270,000
Net loss	-	-	-	-	-	(2,748,049)	(2,748,049)

Balance at December 31, 2007	2,303,216	2,687,450	4,925,213	5,072,940	1,162,195	(10,269,115)	(1,346,530)

Issuance of preferred stock for services (valued at $2.50 to $7.00 per share)	39,103	63,543					63,543
Issuance of 200,000 warrants					80,000		80,000
Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993		-	-
Issuance of common stock for debt (valued at $.08 per share)			1,262,500		101,000		101,000
Issuance of common stock for services (valued at $.10 to $.70)			589,285	116,250			116,250
Conversion of debt for common stock (valued at $.08 to $.45)			550,000		250,000		250,000

Net loss for the nine months ended September 30,2008	-					(2,602,164)	(2,602,164)

Balance at September 30,2008	-	$-	30,750,188	$7,940,183	$1,593,195	$(12,871,279)	$(3,337,901)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(2,602,164)	(1,224,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,271	4,268
Non cash compensation	179,793	-
Non -cash fair value of warrants	80,000	-
Loss on abandonment of leasehold improvements	-	22,847
Accretion of beneficial conversion feature	76,752
Changes in operating assets and liabilities	1,693,116	1,787,197
Net cash used in (provided from) operating activities	(565,232)	590,014

CASH FLOW FROM INVESTING ACTIVITIES:
Securiy deposit	-	4,000
Purchase of equipment		(3,000)
Return of equipment	36,254	-
Change in restricted cash	-	173,264

Net cash used in investing activities	36,254	174,264

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	22,247	424,319
Payment to note payable related party	(25,350)	(360,787)
Proceeds from loan payable	357,420	237,437
Payment on loan	(85,504)	(1,572,737)
Contribution by shareholder	-	175,000
Proceeds from sale of preferred stock	-	417,750
Proceeds from issuance of convertible debt	250,000	-

Net cash provided by (used in) financing activities	518,813	(679,018)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Net increase in cash	(10,166)	85,260

Cash - beginning of period	11,146	46,740

Cash - end of year	$980	$132,000

Changes in operating assets and liabilities consists of:
( Increase)decrease in accounts receivable	$(75,237)	$347,234
( Increase)decrease in inventory	(807,426)	1,362,151
( Increase ) in prepaid expenses	(1,958)	(48,008)
( Increase) deposit on bikes		(202,640)
Increase in accounts payable	2,096,432	333,710
Increase(decrease) in accrued expenses	415,824	(5,250)
Increase in customer deposits	65,481	-
	$1,693,116	$1,787,197

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$17,499	$-

Non-cash financing activities
Issuance of preferred stock for services	$63,543	$-
Issuance of warrants for services	$80,000	$-
Issuance of common stock for services	$116,250	$-
Issuance of common stock for debt	$351,000	$-

See Notes to Unaudited Consolidated Financial Statements

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

1.	Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Power Sports Factory, Inc. (formerly Purchase Point Media Corp.), (the “Company”) was incorporated under the laws of the State of Minnesota.

The Company, through a reverse acquisition described below is in the business of marketing, selling, importing and distributing motorcycles and scooters.  The Company principally imports products from China.  To date the Company has marketed significantly under the Yamati and Andretti brands.

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

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of the Company’s common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of the Company (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock after the acquisition, in exchange for the outstanding shares of PSF common stock they held, which was accounted for as a recapitalization.  The financial statements show a retroactive restatement of the Company’s historical stockholders’ deficiency to reflect the equivalent number of shares of common stock issued in the acquisition.

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made.  The results for the nine months ended September 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

GOING CONCERN

The Company’s consolidated financial statements for the nine months ended September  30, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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
September 30, 2008

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at September 30, 2008 which include stock purchase warrants and convertible debt, convertible into 1,000,000 common shares, have been excluded from the computation as their effect is antidilutive.  There were no potentially dilutive securities at September 30, 2007.

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
September 30, 2008

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

For the nine months ended September 30, 2008 and  2007, the Company issued 39,103 and -0- of its preferred shares and recorded consulting expense of $63,543 and $-0-, respectively, the fair value of the shares at the time of issuance.

For the nine months ended September 30, 2008 and 2007, the Company issued 200,000 and -0- warrants and recorded consulting expense of $80,000 and $-0-, respectively, the fair value of the warrants at the time of issuance.

For the nine months ended September 30, 2008 and 2007, the Company issued 589,285 and -0- f its common stock and recorded consulting expenses of $116,250 and $-0- respectively, fair value of the shares at the time of issuance.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  We made changes to dividends payable but it had no effect on the statement of operations.

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
September 30, 2008

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

2.	Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2008	2007
Motor bikes	$1,352,910	$576,780
Parts	142,219	44,340
Deposits on Inventory	250,000	316,583
	$1,745,129	$937,703

In October, 2007, the Company entered into a Manufacturing Agreement, and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. for the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company. The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period.   The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters.  As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson Holdings Ltd. 500,000 shares of the Company’s common stock valued at $250,000.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

3.	Property and Equipment

	September 30,	December 31,
	2008	2007
Equipment	$41,898	$40,586
Signs	7,040	7,040
Software	-	37,566
	48,938	85,192
Less: accumulated depreciation	21,074	13,803
	$27,864	$71,389

Depreciation expense for the nine and three months ended September 30, 2008 and 2007 amounted to $7,271 and $4,268 and $2,386 and $1,977, respectively.

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

5.      Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Note payable to Five Point Capital Inc. due May 2011; interest at 18.45%; monthly payments of $397	$11,150	$13,036

Note payable due April 30, 2008; interest at 10% payable at maturity (1)	80,000	80,000

Note payable to Premium Payment Plan due May 31, 2008; interest at 7.5%; monthly payments of $871	-	4,218

Note payable to AICCO, Inc. due July 13, 2008; interest at 8%; monthly payments of $7,111 (2)	-	48,479

Note payable to Micro Capital Management Corp. due June 14, 2008; interest at 8% (4)	-	14,500

Note payable to AICCO, Inc due September10, 2008, interest at 7.75%; monthly payments of $7,388 (3)	-	-

Demand note payable to Shawn Landgraf; interest free	-	15,000

Note payable due June 15, 2008; interest at 20.0% simple interest with a private investor(s) (5)	240,000	-
	331,150	175,233
Less amounts due within one year	322,953	164,772
	$8,197	$10,461

For the nine and three months ended September 30, 2008 and 2007, the Company recorded interest expense of $28,260, $4,782 and $13,094 and $3,410, respectively.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

1) On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008.  This note is currently in default.

2) On October 1, 2007, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of insurances.  The total amount financed was $68,575, with an annual percentage rate of 8% and monthly payments of $7,111.  The final payment was due on July 13, 2008, and was satisfied.

3) On February 1, 2008, the Company entered into a premium finance agreement with Aicco, Inc., for the purchase of additional insurances.  The total amount financed was $57,420, with an annual percentage rate of 7.75% and monthly payments of $7,387.66.  The final payment was due on September 10, 2008, and was satisfied.

4) On December 14, 2007, the Company borrowed $14,500 on a short term basis due June 14, 2008 at 8% interest.  For the nine months ended September 30, 2008, the Company recorded interest expense of $821.  On August 6, 2008, the Company satisfied the outstanding debt and accrued interest with the issuance of thirteen motorbikes and 10,000 shares of common stock.

5)  On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008.  This note is currently in default.

6) On August 12, 2008, the Company entered into an interim inventory funding arrangement with a distributor whereby the distributor has agreed to acquire inventory of makes and models from the Company’s manufacturers under the Andretti brand and finance them exclusively for the Company over a ninety day period for and average cost of 3.333% per month.  On August 26, 2008, the parties modified the agreement to four percent fixed plus interest of one and one-tenth percent per month after ninety days plus fees up to one hundred and eighty days.  The Company also issued the distributor 250,000 shares of its common stock valued at $62,500 as an additional incentive.  The Company may utilize this arrangement up to one million two hundred thousand dollars.  The distributor has the right to acquire inventory at substantially favorable pricing if it desires to sell the product in territories that the Company has no dealers.  These transactions must be approved by the Company.  The Company maintains product liability and warranty responsibility on the entire inventory, as well as financing costs and warehousing costs.  If the Company does not take possession of the inventory at the end of any ninety day period, the distributor has the right to sell them at cost.  The agreement is personally guaranteed by a current officer of the Company and a former officer of the Company.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2008 is:

2008	$321,165
2009	3,188
2010	3,828
2011	2,969
331,150
Current portion	322,953
$8,197

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

6.	Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812.50 per note.  Total interest due September 30, 2008 is $33,757.24. Payments due under the note for January 1, April 1, July 1, and October 1, 2008 are currently in default.

On November 2, 2007, the Company issued a convertible promissory note for $250,000 with interest at twelve (12%) percent.  The note matured on April 30, 2008.  The maturity date had been extended to October 1, 2008. The note is convertible, at the option of the holder, into 250,000 shares of the Company’s common stock. On August 6, 2008, this note and accrued interest of $25,000 were converted in to 550,000 common shares.

On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%.  The note originally matured on March 1, 2008 and was extended to August 15, 2008.  This note is currently in default. The note has the option to convert into post-reverse split common shares @ $1.00 per share.  The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.  On December 9, 2008, the investor executed an agreement with the Company’s new inventory financier in which the private investor accepted a $100,000 payment towards principal, subordinated his security interest to the new inventory financier and agreed to a stand still subject to written authorization from the new financier. This inventory financing has not closed yet.

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the nine months ended September 30, 2008 amounted to $76,752.  For the nine months ended September 30, 2008, and 2007, the Company recorded interest expense of $67,973 and $104 respectively on the convertible notes of which $59,080 is included in accrued expenses on the Company’s balance sheet.

7.	Note Receivable/Note Payable - Related Party

a) As of December 31, 2006, the Company advanced $166,400 to a related party. This advance was taken as payroll in 2007.  This was a demand loan with no interest.

b) In 2007 and 2006, officers of the Company advanced $74,800 and $54,266, respectively, to the Company.  During 2008 and 2007, the Company repaid $3,103 and $102,600, respectively.  At September 30, 2008, the balance was $23,363. Two of the advances are interest free and all are due upon demand.  Interest expense for the nine months ended September 30, 2008, and 2007 were $365 and $1,317 respectively.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

8.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
Payroll expense	$132,138	$76,978
Payroll tax expense	326,080	45,825
Interest expense	105,588
Other	44,821	70,001
	$608,628	$192,804

9.	Stockholders’ Equity

      Common Stock
The Company is authorized to issue 100,000,000 shares of no par value common stock.    All the outstanding common stock is fully paid and non-assessable.  The total proceeds received for the common stock is the value used for the common stock.

In May 2008, the Company’s shareholders approved a 1 for 20 reverse stock split.  Except for the presentation of common shares authorized and issued on the consolidated balance sheet, all shares and per share information has been revised to give retroactive effect to the reverse stock split.

During 2007, certain officers of the Company contributed $175,000 to the Company, which is included in Additional paid-in capital on the Company’s consolidated balance sheet.

a)	On August 6, 2008, the Company converted a $250,000 note payable and accrued interest of $25,000 into 550,000 common shares.

b)	On August 20, 2008, the company retained a consultant to provide equity research services. The Consultant was compensated 75,000 common shares for these services valued at $18,750.

c)	On August 26, 2008, the Company issued a distributor 250,000 shares of common stock valued at $62,500.

d)
On August 28, 2008, the Company paid compensation to a staffing company for providing sales personnel for a total of $20,000, which was paid $10,000 in cash and 14,285 shares of common stock valued at $10,000.

e)
On September 25, 2008, the Company retained a consultant to provide long range investor relations planning.  The consultant was compensated 250,000 shares of common stock valued at $25,000 for these services.

f)	On September 29, 2008, an officer and director of the company, converted $40,000 of debt into 500,000 shares of common stock.

g)	On September 29, 2008, an officer and director of the company, converted $21,000 of debt into 262,500 shares of common stock.

h)	On September 29, 2008, a consultant of the Company converted $40,000 of debt into 500,000 shares of common stock.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

d)
On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares for services to be performed with a fair value $43,750 and pays $2,500 per month as compensation under the agreement.

e)	On March 24, 2008, the Company issued 389 shares of Series B Convertible Preferred Stock for services valued at $1,712.

f)	On April 1, 2008, the Company retained a marketing consultant for $15,000. On April 21, 2008, the consultant agreed to convert his payable into 3,000 shares of Series B Convertible Shares.

g)
On April 24, 2008, the Company paid compensation to staffing company for providing permanent accounting personnel for a total of $10,272, which was paid $7,191 in cash and 514 shares of Series B Convertible Preferred Shares.

h)	On May 16, 2008, the Company issued MCMC, LLC. 200 shares of Series B Convertible Preferred Shares.

In June 2008, all shares of Series B Convertible Preferred shares outstanding on that date were converted into shares of common stock at the rate of 10 shares for each share of Series B Convertible Preferred Stock.

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

Summary of warrant activity as of September 30, 2008 and the changes during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2008	-	$-
Granted	200,000	0.01	9.5	$-
Exercised	-	-
Forfeited, expired or cancelled	-	-		$-

Outstanding at September 30, 2008	200,000	$0.01	9.5

Exercisable at September 30, 2008	200,000	$0.01	9.5

a.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF.  Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc.  To distribute the existing business of the Company to the shareholders, the Board of Directors of PPMC declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date.  The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC.  The Company plans to file the registration statement as soon as practicable.  As of September 30, 2008 and December 31, 2007, the dividend payable in the amount of $673,176 represents the net liabilities that will be assumed by The Last Word Inc.

13. Commitments and Contingencies

a)          On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services.  Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary.  One contract ceased on May 15, 2008.  The other contract ceased on August 15 2008.  For the nine months ended September 30, 2008, the Company recorded consulting expense of $202,500.

b)           On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  Th e agreement calls for a minimum annual guarantee.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008.  A minimum payment of $250,000 is also due on July 31, 2008.  These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008.  In addition, after certain volume targets are met, Andretti IV LLC receives a per bike fee.  A consultant working for the Company co-guaranteed the minimum annual guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company.  On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share.  The warrant expires December 31, 2017.  The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007.  The Company paid $50,000 as a licensing fee in 2007.  The Company has paid $50,000 in 2008. The warrant has been accounted for in the financial statements.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

c)          On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a director of the Company.  His contract is a two-year agreement at $16,666 per month.  On August 14, 2008, he was terminated for cause.

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

e)           Effective January 1, 2008, the Company entered into a monthly agency retainer agreement with a marketing and advertising firm to provide the company with services at a fee of $25,000 per month. This agreement ceased at the end of May, 2008.

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

h)           On June 27, 2008, the Company entered into a second licensing agreement with Andretti IV, LLC, to further utilize the name Andretti in the branding and sale of its Yamati brand line.  The term of the agreement is through December 31, 2018.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti Yamati line”.  The agreement calls for a Minimum Annual Guarantee.  Minimum payment of $45,000 was due on September 30, 2008.  A minimum payment of $45,000 is also due on December 31, 2008.  These payments have not been made.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Yamati Line” it may elect to terminate the licensing agreement.

i)       On July 16, 2008, the Company entered into contracts with a storage company to provide warehousing and logistics services on the west coast of the United States.  This contract requires fees for storage and handling of our motor bike inventory which are incurred monthly on a per bike basis.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

j)      On August 12, 2008, the Company entered into an interim inventory funding arrangement with a distributor whereby the distributor has agreed to acquire inventory of makes and models from the Company’s manufacturers under the Andretti brand and finance them exclusively for the Company over a ninety day period for and average cost of 3.333% per month.  On August 26, 2008, the parties modified the agreement to four percent fixed plus interest of one and one-tenth percent per month after ninety days plus fees up to one hundred and eighty days.  The Company also issued the distributor 250,000 shares of its common stock as an additional incentive.  The Company may utilize this arrangement up to one million two hundred thousand dollars.  The distributor has the right to acquire inventory at substantially favorable pricing if it desires to sell the product in territories that the Company has no dealers.  These transactions must be approved by the Company.  The Company maintains product liability and warranty responsibility on the entire inventory, as well as financing costs and warehousing costs.  If the Company does not take possession of the inventory at the end of any ninety day period, the distributor has the right to sell them at cost.  The agreement is personally guaranteed by a current officer of the Company and a former officer of the Company.

k)  On August 15, 2008, the Company hired Shawn Landgraf as the chief executive officer.  His salary is $156,000 per year.  He does not have a contract at this time.  Landgraf is also the president of Magnus Partners, Inc., which has provided services to the Company in the past and is currently owed $173,750.

14.           Subsequent Events

a)
On October 1, 2008, the Company borrowed $150,000 on a short term basis at fifteen percent interest compounded monthly and 125,000 shares of common stock valued at $22,500.  The note and interest were due on November 30, 2008. An Officer of the Company guaranteed the loan. This note is in default.

b)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill, Inc., for the purchase of insurance.  The total amount financed was $67,500, with an annual percentage rate of 8.84% and monthly payments of $7,026.50.

c)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill, Inc., for the purchase of additional insurance.  The total amount financed was $27,000, with an annual percentage rate of 8.59% and monthly payments of $2,807.44.

d)
On October 21, 2008, the Company entered into an agreement with a firm to provide the Company with capital restructuring and corporate financing advice.  The firm was compensated 500,000 shares of common stock valued at $40,000.

e)
On October 23, 2008, the Company entered into an exclusive distribution agreement with Eurospeed, Inc., to distribute its Andretti product line to new and used automotive dealers in the U.S. and Canada.  The agreement calls for an initial purchase of six hundred units before November 30, 2008 and a minimum of seventy-five hundred units over the first twelve months of the agreement.  The Company’s manufacturer has agreed to supply Eurospeed with product in the event that the Company defaults under its manufacturing agreement.  The initial purchase date has been extended to December 30, 2008.

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

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory, Inc. (“PSF”) and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock was converted into 10 shares of our Common Stock following effectiveness of the 1:20 reverse split described below.

Pursuant to a Definitive Information Statement filed with the SEC, and stockholder approval at a stockholders meeting on May 28, 2008, effective June 9, 2008, we effected a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock in connection with the Share Exchange Agreement, and changed our name from Purchase Point Media Corp. to Power Sports Factory, Inc.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we incurred a net loss of $837,727, as compared with a net loss of $812,637 for the comparable period in 2007, the increased loss being primarily attributable to an increase in cost of sales from approximately $330,867 in 2007 to $658,601 in 2008, and an increase in interest expense from $11,641 for the three months ended September 30, 2007, to $39,436 for the three months ended September 30, 2008, coupled with a decrease in gross margin from 26% in 2007 to 2% in 2008, primarily due to increases in demurrage costs due to delayed financings.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we incurred a net loss of $2,602,164, as compared with a net loss of $1,224,298 for the comparable period in 2007, the increased loss being primarily attributable to an increase in selling, general and administrative expenses from approximately $1,736,377 in 2007 to $2,921,995 in 2008, and a decrease in net sales from $2,140,543 for the nine months ended September 30, 2007, to $2,081,750 for the nine months ended September 30, 2008, coupled with an increase in interest expense from $56,289 in 2007 to $108,996 in 2008.

The decrease in sales for the nine month period ended September 30, 2008, was primarily due to inventory financing delays in the introduction of our new line of scooters under our recently negotiated rights to the Andretti brand and the resulting lack of adequate inventory to meet the requirements of our dealers. For our increased inventory requirements and marketing efforts, as well as product development, we will require substantial additional financing.

Liquidity and Financial Resources

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of September 30, 2008, the Company had $981 of cash on hand. The Company has incurred a net loss of $2,602,164 in the nine months ended September 30, 2008, and has working capital and stockholders' deficiencies of $3,330,499 and $3,337,901, respectively, at September 30, 2008.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2008, we received proceeds of $250,000 from the issuance of convertible debt and net proceeds $246,566 from the issuance of promissory notes for debt. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

ITEM 4T.    CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS.

None.

ITEM 1A.                 RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, there are material risks in addition to the risk factors previously disclosed in our amended Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 18, 2008, which additional risk factors are relevant to and should be considered in connection with an evaluation of our business.  These additional risks are as follows.

Some of our customers rely on financing with third parties to purchase our products.

We rely on sales of our products to distributors and customers to generate cash from operations. A significant portion of our sales are financed by third party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions and the credit worthiness of our customers. Deterioration in the credit quality of our customers could negatively impact the ability of our customers to obtain the financing they need to make purchases of our products. Given the current economic conditions, and the more limited liquidity in our credit markets, there can be no assurance that third party finance companies will continue to extend credit to our customers as they have in the past. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

Our business is affected by the cyclical nature of the markets we serve.

Demand for our products depends upon general economic conditions in the markets in which we compete. Our sales depend in part upon our customers’ new purchases in favor of continuing to use or repairing existing transportation. Downward economic cycles may result in reductions in sales of our products, which may reduce our profits. Additionally we see a significant correlation between the demand for our product and the price of gasoline.  There can be no assurance that we will be able to maintain or increase our sales volume given the negative impact of the recent deterioration in economic conditions.

We could face limitations on our ability to access the capital markets.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is severely limited until stability re-emerges in these markets.

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

Dated: December 19, 2008

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