Form 10-K
period 2008-12-31
PURCHASE POINT MEDIA CORP
filed 2009-04-15
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission File Number:  000-25385

POWER SPORTS FACTORY, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1853993
(State of other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

6950 Central Highway, Pennsauken, NJ	08109
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,524,202.

Number of shares of Common Stock outstanding as of April 9, 2009: 41,080,834.

Documents incorporated by reference:  None

POWER SPORTS FACTORY, INC.

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

Item 1.  Business.

General

Power Sports Factory, Inc. (the “Company”, “we” or “us”) was organized under the laws of the State of Minnesota on June 28, 1996. We changed our name to Power Sports Factory, Inc. from Purchase Point Media Corp. effective June 10, 2008, to reflect the acquisition in September 2007 of a Delaware corporation of the same name. Through the acquisition in 1997 of a Nevada corporation, we acquired the trademark, patent and exclusive marketing rights to, and invested in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

Since this business remained in the development stage, our Board of Directors determined to acquire an operating business, and on April 24, 2007, we entered into a Share Exchange and Acquisition Agreement (the “Share Exchange Agreement”), with  Power Sports Factory, Inc., a Delaware corporation with offices in Pennsauken, New Jersey (“PSF” or “Power Sports Factory”), and the shareholders of PSF.  On May 14, 2007, we had issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock, for the change of our name to Power Sports Factory, Inc. and a 1:20 reverse split (the “Reverse Split”) of our outstanding common stock, both of which were effective June 10, 2008, pursuant to a definitive information statement filed with the Securities and Exchange Commission.  Following effectiveness of the Reverse Split, each share of Preferred Stock was converted into 10 shares of our Common Stock.

Our Business

Power Sports Factory

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

On January 20, 2009, we entered into a Restructuring Agreement, amending our June 27, 2008 licensing agreement with Andretti IV, LLC (“Andretti”), with respect to payments due for the year 2008.  As of December 31, 2008, the Company had a balance of $540,000 due to Andretti.  Under the Restructuring Agreement, we agreed to pay $250,000 to Andretti by February 6, 2009, issued a promissory note to Andretti in the principal amount of $87,000, due March 30, 2009, and converted $58,000 of the 2008 debt into 1,000,000 shares of our common stock.  Upon receipt of these payments, including payment in full of the promissory note due March 30, 2009, Andretti agreed to forgive the remaining balance of license fees owed for 2008. This agreement is pending payment..

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

Marketing

We have two employees (other than our officers) involved in sales and marketing. We have relationships with over 200 dealers.

Competition

The motorscooter industry is highly competitive. The Company’s competitors include specialty companies as well as large motor vehicle companies with diversified product lines. Competitors of the company in the motorcycle and scooter category include Honda, Yamaha, Piaggio/Vespa, Keeway, Genuine Motor Company, Kymco, and United Motors. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, sales, marketing and distribution resources than Power Sports Factory. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the motorscooter industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which Power Sports Factory competes, further increasing competition. Power Sports Factory believes its ability to compete successfully depends on a number of factors including the strength of licensed brand names, effective advertising and marketing, impressive design, high quality, and value.

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

Government Regulation

The motorcycles and scooters we distribute are subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. All motorscooters, components and manufactured parts are subject to Department of Transportation (“DOT”) standards. Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors to sell motor vehicles and scooters. Without this insurance we are not permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured product liability policy coverage of $2 million per occurrence. While we believe that this policy limit will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state’s insurance coverage requirements or that we will be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Agent for Service of Process

To comply and maintain with Federal regulations under National Highway Traffic Safety Administration (“NHTSA”), we act as Agent for Service of Process for all the products manufactured under the “Yamati” and “Strada” brand names.

Intellectual Property

We have trademarks for our “Power Sports Factory” brand name with the U.S. Patent and Trademark Office.

Employees

As of January 1, 2009, we had four employees (excluding our two executive officers), all of whom are employed at our Pennsauken, New Jersey offices. All of our employees were employed on a full-time basis including two salespersons and two operations persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Item 1A. Risk Factors.

Some of our customers rely on financing with third parties to purchase our products and such financing may be difficult to obtain.

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

Demand for our products depends upon general economic conditions in the markets in which we compete. Our sales depend in part upon our customers’ new purchases in favor of continuing to use or repairing existing transportation. Downward economic cycles may result in reductions in sales of our products, which may reduce our profits. There can be no assurance, however, that we will be able to maintain our sales volume given the negative impact of the recent deterioration in economic conditions.

We could face limitations on our ability to access the capital markets.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is limited until stability re-emerges in these markets.

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

Accidents involving personal injury and property damage occur in the use of Power Sports Factory’s  products.  Product liability insurance is presently maintained by the Company in the amount of $2,000,000 per occurrence. While Power Sports Factory does not have any pending product liability litigation, no assurance can be given that material product liability claims against Power Sports Factory will not be made in the future. Adverse determination of material product liability claims made against Power Sports Factory or a lapse in coverage could adversely affect our operating results or financial condition.

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

Motorcycle and scooter sales in general are seasonal in nature since consumer demand is substantially lower during the colder season in North America. We may endure periods of reduced revenues and cash flows during off-season months and be required to lay off or terminate some employees from time to time. Building inventory during the off-season period could harm financial results if anticipated sales are not realized. Further, if a significant number of dealers are concentrated in locations with longer or more intense cold seasons, or suffer other adverse weather conditions, a lack of consumer demand may impact adversely the Company’s financial results.

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

Our exclusive marketing arrangement with Andretti IV, LLC, requires us to pay Andretti IV a certain minimum payment per year.  If we do not make the minimum payment, we may lose our exclusive license. Our licensing fee is a fixed cost according to the agreement which may cause us to be inflexible in our pricing structure.

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

 We currently have exclusive designs and products from manufacturers that, in addition to other terms, will require us to make minimum purchase commitments.  If we do not make the minimum amount of purchases under the agreement, we may lose our exclusive rights to certain products and designs.  Additionally we may have to agree to offer reciprocal purchasing exclusivity which could increase risks associated with single source supplying such as pricing, quality control, timely delivery and market acceptance of designs.

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

Our international operations expose us to political, economic and currency risks.

All of our products came from sources outside of the United States. As a result, we are subject to the risks of doing business abroad, including:

●	currency fluctuations;

●	changes in tariffs and taxes;

●	political and economic instability; and

●	disruptions or delays in shipments.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at our 6950 Central Highway, Pennsauken, New Jersey, and comprise an approximately 19,700 square foot facility, which is also the offices and warehouse for our motorcycle and scooter products.  We lease this facility under a month-to-month lease with a monthly rental rate $9,100.

Item 3.  Legal Proceedings.

The Company is a party to the following lawsuits.

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff.  The Company intends to settle this lawsuit.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We have answered the complaint denying that the Company owes any amounts to plaintiff.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $134,965.12 for goods and/or services rendered.  The parties to this case are in discovery, and we have been served with interrogatories by the plaintiff.

Steven Kempenich v. Power Sports Factory, Inc. In March, 2009, our former Chief Executive Officer, Steven Kempenich, who was terminated August 14, 2008, has sued the Company, and our directors and executives, Shawn Landgraf and Steven Rubakh, in the U.S. District Court for the District of New Jersey for, inter alia, unpaid compensation, unpaid expense reimbursements, allegedly owing to Mr. Kempenich. We filed an answer and counterclaim against Mr. Kempenich on Monday April 13, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PSPF." As of April 1, 2008, the Company had approximately 490 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

2008	High	Low
First Quarter Ended March 31, 2008	$0.80	$0.30
Second Quarter Ended June 30, 2008	1.05	0.32
Third Quarter Ended September 30, 2008	1.00	0.16
Fourth Quarter Ended December 31, 2008	0.25	0.01

2007
First Quarter Ended March 31, 2007	0.02	0.01
Second Quarter Ended June 30, 2007	0.07	0.01
Third Quarter Ended September 30, 2007	0.06	0.02
Fourth Quarter Ended December 31, 2007	0.08	0.02

2006
First Quarter Ended March 31, 2006	0.08	0.02
Second Quarter Ended June 30, 2006	0.08	0.02
Third Quarter Ended September 30, 2006	0.08	0.08
Fourth Quarter Ended December 31, 2006	0.03	0.02

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

Not applicable.

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

Overview

The Company was organized under the laws of the State of Minnesota on June 28, 1996. the Company, through the acquisition in 1997 of a Nevada corporation acquired the trademark, patent and exclusive marketing rights to, and invested in the development of a grocery cart advertising display device called the last word®, a clear plastic display panel that attaches to the back of the child’s seat section in supermarket shopping carts.

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory, Inc. (“PSF”) and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock  to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock was converted into 10 shares of our Common Stock effective June 9, 2008, following approval by the shareholders at a shareholders meeting held on May 28, 2008, of a 1:20 reverse split of our common stock and changing our name from Purchase Point Media Corp. to Power Sports Factory, Inc.

Results of Operations for the Years ended December 31, 2008 and December 31, 2007

Revenues.   For the year ended December 31, 2008, net sales increased to $2,304,828 from  $2,254,350, an increase of $50,478 from the year ended December 31, 2007.

Gross Profit.   Gross profit was $356,726 for the year ended December 31, 2008, compared to $330,576 for the year ended December 31, 2007, representing an increase of $26,150  over the previous year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to approximately $3,709,275  for the year ended December 31, 2008, from approximately $2,332,912 for the year ended December 31, 2007.  Selling, general and administrative expense increased substantially in the year ended December 31, 2007 due to continuing expenses associated with the launch of the Andretti brand in February 2008. The increase in selling, general and administrative expense in 2008 was mainly due to  increased accounting, legal and other costs associated with the acquisition of PSF, as well as increased staff expense.

Depreciation Expense.   Depreciation expense increased from approximately $6,705 in fiscal 2007 to approximately $10,000 for the year ended December 31, 2008. The increase is primarily due to a larger equipment depreciation base.

Interest Expense.   Interest expense increased from $68,856 in fiscal 2007 to $163,999 in fiscal 2008. This increase was due primarily to increased corporate debt incurred in 2008.

Net loss.   Our net loss for the year ended December 31, 2008 was $3,870,334 compared to a net loss of $2,748,049 for the year ended December 31, 2007.

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

We will always require capital to purchase product inventory in an amount sufficient to the meet the demands of our dealers.  If we do not have inventory financing in place, our liquidity would necessarily be affected since we would be limited in ordering product.  We estimate that approximately $2,000,000 of inventory financing will be required for our marketing of the new Andretti line.  We have closed on $1,000,000 in inventory financing with Crossroads Financial.  There is no assurance that we will be successful in acquiring additional financing. If our new Andretti product line does not meet with market acceptance, or we are unsuccessful in negotiating required financing for product sales, we would have to terminate operations and most likely file for reorganization.

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of December 31, 2008, the Company had $117 of cash on hand. The Company has incurred a net loss of $3,870,334  in the year ended December 31, 2008, and has working capital and stockholders' deficiencies of $4,546,889 and $4,543,571, respectively, at December 31, 2008.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2008, we received proceeds of $732,000 from borrowings (net of payments on the outstanding indebtedness). We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  EITF Issue No. 07-3 did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MADSEN & ASSOCIATES. CPA's INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107

Telephone 801-268-2632 Fax 801-262-3978

Board of Directors
Power Sports Factory, Inc.
Pennsauken, New Jersey

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Power Sports Factory, Inc. and Subsidiary at December 31, 2008 and 2007 and the related statement's of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all -financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Power Sports Factory, Inc. and Subsidiary at December 31, 2008 and 2007 and the results of operations, and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah	/s/ Madsen & Associates, CPA’s Inc.
April 16, 2009

POWER SPORTS FACTORY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$117	$11,146
Accounts receivable	67,749	3,959
Inventory	1,735,181	937,702
Prepaid expenses	97,363	135,320
Total Current Assets	1,900,410	1,088,127

Property and equipment-net	25,135	71,389

Other assets	9,876	9,876

TOTAL ASSETS	$1,935,421	$1,169,392

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$3,554,654	$1,096,769
Accounts payable to related party	28,383	80,172
Notes payable to related party	22,863	11,466
Current portion of long-term debt	387,882	164,772
Convertible debt	501,356	262,159
Accrued expenses	1,226,211	192,804
Dividends Payable	673,176	673,176
Customer deposit payable	52,774	-

Total Current Liabilities	6,447,299	2,481,318

Long term liabilites:
Long-term debt - less current portion	7,370	10,461
Convertible debt - less current portion	24,323	24,143
Total Long-Term Liabilities	31,693	34,604

TOTAL LIABILITIES	6,478,992	2,515,922

Stockholders' Deficiency:
Preferred stock; no value - authorized 50,000,000 shares, Series B Convertible Preferred Stock - outstanding -0- shares at December 31, 2008 and 2,303,216 shares at December 31, 2007	-	2,687,450
Common stock, no par value - authorized 100,000,000 shares outstanding 31,375,188 shares at December 31, 2008 and 4,925,213 shares at December 31, 2007	5,476,228	2,216,485
Additional paid-in capital	456,000	355,000
Deficit	(10,475,799)	(6,605,465)

Total Stockholders' Deficiency	(4,543,571)	(1,346,530)

TOTAL LIABILITIES AND
STOCKHOLDERS' Deficiency	$1,935,421	$1,169,392

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Net sales	2,304,828	$2,254,350

Costs and Expenses:
Cost of sales	1,948,102	1,923,774

Selling, general and administrative expenses	3,709,275	2,332,912
Non-cash compensation	242,293	726,950
Bad Debt Expense	24,986
	5,924,656	4,983,636

Loss from operations	(3,619,828)	(2,729,286)

Other income and expenses:
Disposal of fixed asset		(38,347)
Forgiveness of debt		3,580
Acretion of beneficial conversion feature	(89,375)	(66,302)
Interest expense	(163,999)	(68,856)
Interest income	2,868	4,442
Commissions income	-	18,688
	(250,506)	(146,795)

Loss before benefit from income taxes	(3,870,334)	(2,876,081)

Income tax benefit	-	(128,032)

Net loss	$(3,870,334)	$(2,748,049)

Loss per common share - basic and diluted	$(0.13)	$(0.80)
Weighted average common shares - Basic and diluted	30,880,325	3,453,608

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Common Stock		Additional
	Preferred	Stated		Stated	Paid-In
	Stock	Value	Shares	Value	Capital	(Deficit)	Total
Balance at January 1, 2007	1,650,000	$27,500	3,000,000	$174,000	$	$58,245	$259,745
Effect of reverse merger			1,925,213	2,042,485		(3,915,661)	(1,873,176)
Conversion of debt for preferred stock	240,716	1,200,000					1,200,000
Issuance of preferred stock for services	265,900	726,950					726,950
							-
Issuarnce of preferred stock for debt (valued at $5.00 per share)	92,600	463,000					463,000
Contribution by shareholders					175,000		175,000
Beneficial conversion feature					180,000		180,000
Sale of preferred stock	54,000	270,000					270,000
Net loss	-	-	-	-	-	(2,748,049)	(2,748,049)

Balance at December 31, 2007	2,303,216	2,687,450	4,925,213	2,216,485	355,000	(6,605,465)	(1,346,530)
Effect of one for twenty reverse stock split Issuance of preferred stock for services (valued at $2.50 to $7.00 per share)	39,103	63,543					63,543

Issuance of 200,000 warrants Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993		-	-

Issuance of common stock for debt (valued at $.08 per share)			1,262,500		101,000		101,000

Issuance of common stock for services (valued at $.10 to $.70)			1,214,285	178,750			178,750

Conversion of debt for common stock (valued at $.08 to $.45)			550,000	250,000			250,000
Net loss for the twelve months ended December 31, 2008	-					(3,870,334)	(3,870,334)

Balance at December 31, 2008	-	$-	31,375,188	$5,476,228	$456,000	$(10,475,799))	$(4,543,571)

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2008	2007
CASH FLOW FROM
OPERATING ACTIVITIES:
Net loss	$(3,870,334)	(2,748,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	6,705
Non cash compensation	242,293	726,950
Non -cash fair value of warrants	80,000
Loss on abandonment of leasehold improvements	-	38,347
Accretion of beneficial conversion feature	89,375	66,302

Changes in operating assets and liabilities	2,668,967	2,363,957

Net cash (used in) provided by operating activities	(779,699)	454,212

CASH FLOW FROM
INVESTING ACTIVITIES:
Securiy deposit		4,000
Purchase of equipment		(58,948)
Return of equipment	36,254
Change in restricted cash	-	173,264

Net cash provided by investing activities	36,254	118,316

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from notes payable related party	22,247	369,800
Payment to note payable related party	(25,850)	(412,600)
Proceeds from loan payable	601,920	185,512
Payments on loan	(115,901)	(1,595,834)
Contributions by shareholder		175,000
Proceeds from sale of preferred stock		270,000
Proceeds from convertible debt	250,000	400,000

Net cash provided by (used in) financing activities	732,416	(608,122)

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	December 31,
	2008	2007
Net decrease in cash	(11,029)	(35,594)

Cash - beginning of year	11,146	46,740

Cash - end of year	$117	$11,146

Changes in operating assets
and liabilities consists of:
(Increase)decrease in accounts receivable	$(63,789)	$162,441
( Increase)decrease in inventory	(797,479)	675,201
Decrease ( increase ) in prepaid expenses	37,956	(135,319)
Increase in accounts payable	2,406,098	1,669,735
Increase in accrued expenses	1,033,407	119,931
Increase(decrease) in customer deposits	52,774	(128,032)
	$2,668,967	$2,363,957

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$34,585	$53,849

Non-cash financing activities
Issuance of preferred stock for services	$63,543	$726,950
Beneficial Conversion Feature	$-	$180,000
Issuance of preferred stock for debt	$-	$1,663,000
Issuance of warrants for services	$80,000	$-
Issuance of common stock for services	$178,750	$-
Issuance of common stock for debt	$351,000	$-

See Notes to Consolidated Financial Statements

Power Sports Factory, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

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

As provided for in the share exchange agreement, the stockholders of PSF received 60,000,000 shares of the Company’s common stock and 1,650,000 of Series B Convertible Preferred Stock (“Preferred Stock”) of the Company (each share of preferred stock is convertible into 10 shares of common stock) representing 77% of the outstanding stock of the Company after the acquisition, in exchange for the outstanding shares of PSF common stock they held, which was accounted for as a recapitalization.  The financial statements show a retroactive restatement of the Company’s historical stockholders’ deficiency to reflect the equivalent number of shares of common stock and preferred stock issued in the acquisition.

GOING CONCERN

The Company’s consolidated financial statements for the year ended December 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at December 31, 2008 and 2007, which include preferred stock convertible into -0- and 23,032,160 common shares respectively have been excluded from the computation as their effect is antidilutive.

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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment”.

For the years ended December 31, 2008 and 2007, the Company issued 39,103 and –0- of its preferred shares and recorded consulting expense of $63,543 and $-0-, respectively, the fair value of the shares at the time of issuance.

For the years ended December 31, 2008, and 2007, the Company issued 200,000 and –0- warrants and recorded consulting expense of $80,000 and $-0-, respectively, the fair value of the warrants at the time of issuance.

For the years ended December 31, 2008 and 2007, the Company issued 1,214,285 and –0- of its common stock and recorded consulting expenses of $178,750 and $-0- respectively, fair value of the shares at the time of issuance.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  EITF Issue No. 07-3 did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

2. Inventories

The components of inventories are as follows:

	December 31,
	2008	2007
Motor bikes	$1,339,802	$576,780
Parts	145,379	44,340
Deposits on Inventory	250,000	316,583
	$1,735,181	$937,703

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

3. Property and Equipment

	December 31,
	2008	2007
Equipment	41,898	$40,586
Signs	7,040	7,040
Software		37,566
	48,938	85,192
Less: accumulated depreciation	23,803	13,803
	$25,135	$71,389

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $10,000 and $ 6,705, respectively.

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

5. Long-term debt

Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$10,461	$13,036

Note payable due October 1, 2008;
interest at 10% payable at
maturity (1)	68,645	80,000

Note payable to Premium Payment
Plan due May 31, 2008; interest
at 7.5%; monthly payments
of $871	-	4,218

Note payable to AICCO, Inc. due
July 13, 2008; interest at 8%;
monthly payments of $7,111 (2)	-	48,479

Note payable to Micro Capital
Management Corp. due June 14, 2008;
interest at 8% (4)	-	14,500

Note payable to AICCO, Inc due
September10, 2008, interest at 7.75%;
monthly payments of $7,388 (3)	-	-

Demand note payable to Shawn Landgraf;
Interest free	-	15,000

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.84%;
monthly payments of $7,027	54,393	-

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.59%;
monthly payments of $2,807	21,753	-

Note payable due June 15, 2008;
interest at 20.0% simple interest with a
private investor(s) (5)	240,000	-
	395,252	175,233
Less amounts due within one year	387,882	164,772
	$7,370	$10,461

For the years ended December 31, 2008 and 2007, the Company recorded interest expense of $163,999  and $65,455, respectively.

1) On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008. On December 31, 2008, the balance on this note is $68,645.  This note is currently in default.

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

4) On December 14, 2007, the Company borrowed $14,500 on a short term basis due June 14, 2008 at 8% interest.  For the nine months ended September 30, 2008, the Company recorded interest expense of $821.  On August 6, 2008, the Company satisfied the outstanding debt and accrued interest with the issuance of thirteen motorbikes and 10,000 shares of common stock valued at $500.

5)  On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008.  The balance on this note is $240,000. On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 2009.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2008 are:

2008	$385,267
2009	3,188
2010	3,828
2011	2,969
395,252
Current portion	387,882
$7,370

6.  Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812.50 per note.  Total interest due December 31, 2008 is $24,387.20. Payments due under the note for January 1, April 1, July 1, and October 1, 2008 are currently in default.

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

On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%.  The note originally matured on March 1, 2008 and was extended to August 15, 2008.  This note is currently in default. The note has the option to convert into common shares @ $1.00 per share.  The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.  On December 9, 2008, the investor executed an agreement with the Company’s new inventory financier in which the private investor accepted a $100,000 payment towards principal, subordinated his security interest to the new inventory financier and agreed to a stand still subject to written authorization from the new financier. On January 9, 2009, the inventory financing closed and the $100,000 payment was made.

On October 1, 2008, the Company borrowed $150,000 on a short term basis at fifteen percent interest compounded monthly and 125,000 shares of common stock valued at $22,500.  The note and interest were due on November 30, 2008.  On January 7, 2009, the Company was granted an extension until May 1, 2009 at which time the note was modified to include a conversion feature at $.02 a share for all, or any part, of the principal and interest due.  An Officer of the Company guaranteed the loan.

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the twelve months ended December 31, 2008 amounted to $89,375.  For the twelve months ended December 31, 2008, and 2007, the Company recorded interest expense of $76,734 and $104 respectively on the convertible notes of which $69,542 is included in accrued expenses on the Company’s balance sheet.

7.  Note Receivable/Note Payable - Related Party

a) During 2008 and 2007, certain officers of the Company made advances to the Company. After repayment to the officers, the balance due the officers as of December 31, 2008 and 2007, were $22,863 and $11,466, respectively.  Two of the advances are interest free and all are due upon demand.  Interest expense for the years ended December 31, 2008 and 2007, were $494 and $1,317, respectively.

b) In 2007, one of our officers and directors made a short term loan to the company in the amount of $110,000.  The loan was secured by scooter inventory.  The interest rate on the loan was 12%.  The loan was repaid as of September 30, 2007 in full satisfaction of the terms and the Company recorded interest expense of $1,350 for the year ended December 31, 2007.

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
Professional fees	$50,438	$48,500
Payroll expense	167,903	76,978
Payroll Tax expense	379,572	45,825
Penalties	486,903	-
Rent	-	-
Commission expense		6,493
Interest expense	141,396	15,008
	$1,226,211	$192,804

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

f)	On September 29, 2008, an officer and director of the company, converted $40,000 of debt into 500,000 shares of common stock.

g)	On September 29, 2008, an officer and director of the company, converted $21,000 of debt into 262,500 shares of common stock.

h)	On September 29, 2008, a consultant of the Company converted $40,000 of debt into 500,000 shares of common stock.

i)	On October 1, 2008, the Company issued 125,000 shares of common stock to a lender valued at $22,500.

j)
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

As of December 31, 2007, there were 2,303,216 Series B Convertible Preferred Shares outstanding which were convertible into 23,034,160 common shares of the Company’s common stock.

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

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability or deferred tax asset and their appropriate tax effects are as follows:

	For the Year Ended
	December 31, 2008		December 31, 2007
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Gross deferred tax asset resulting from net operating loss carryforward	$7,860,000	$2,672,000	$3,990,000	$1,357,000
Valuation allowance	(7,860,000)	(2,672,000)	(3,990,000)	(1,357,000)
Net deffered tax asset	$-	$-	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the Year Ended
	December 31,
	2008	2007
Tax benefit computed at the statutory rate	$(1,315,914)	$(977,868)
Tax effect of state operating losses	-	-
Effect of unused operating losses	1,315,914	849,836
	$-	$(128,032)

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

Summary of warrant activity as of December 31, 2008 and the changes during the twelve months ended December, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
Warrants	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2008	-	$-
Granted	200,000	0.01	9.5
Exercised	-	-
Forfeited, expired or cancelled	-	-

Outstanding at December 31, 2008	200,000	$0.01	9.5

Exercisable at December 31, 2008	200,000	$0.01	9.5

a.  Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF.  Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc.  To distribute the existing business of the Company to the shareholders, the Board of Directors of PPMC declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date. The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC.  As of December 31, 2008 and December 31, 2007, the dividend payable in the amount of $673,176 represents the net liabilities the will be assumed by The Last Word Inc.

12. Commitments and Contingencies

a)
On April 1, 2007, the Company hired two consultants to provide transition management services, business planning, managerial systems analysis, sales and distribution assistance and inventory management systems services.  Both contracts are each $15,000 per month and can be terminated at will when the Company decides that the services have been completed and/or are no longer necessary.  One contract ceased on May 15, 2008.  The other contract ceased on August 15 2008.  For the twelve months ended December 31, 2008, the Company recorded consulting expense of $202,500.

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

c)
On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a director of the Company.  His contract is a two-year agreement at $16,666 per month.  On August 14, 2008, he was terminated for cause.  The Company is currently in litigation with him.

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

f)
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

g)
On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares and pays $2,500 per month as compensation under the agreement.

h)
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

i)
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

j)
On July 16, 2008, the Company entered into contracts with a storage company to provide warehousing and logistics services on the west coast of the United States.  This contract requires fees for storage and handling of our motor bike inventory which are incurred monthly on a per bike basis.

l)
On August 15, 2008, the Company hired Shawn Landgraf as the chief executive officer.  His salary is $156,000 per year.  He does not have a contract at this time.  Landgraf is also the CEO of Magnus Partners, Inc., which has provided services to the Company in the past and is currently owed $56,750.

m)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill, Inc., for the purchase of insurance.  The total amount financed was $67,500, with an annual percentage rate of 8.84% and monthly payments of $7,026.50.  This contract was terminated on March 1, 2009.  There is an outstanding balance of $35,133.

n)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill, Inc., for the purchase of additional insurance.  The total amount financed was $27,000, with an annual percentage rate of 8.59% and monthly payments of $2,807.44. This contract was terminated on March 1, 2009.  There is an outstanding balance of $14,037.

o)
On October 23, 2008, the Company entered into an exclusive distribution agreement with Eurospeed, Inc., to distribute its Andretti product line to new and used automotive dealers in the U.S. and Canada.  The agreement calls for an initial purchase of six hundred units before November 30, 2008 and a minimum of seventy-five hundred units over the first twelve months of the agreement.  The Company’s manufacturer has agreed to supply Eurospeed with product in the event that the Company defaults under its manufacturing agreement.  The initial purchase date had been extended to December 30, 2008.  As of April, 2009, Eurospeed has not placed an initial order due to financing constraints.  This agreement has expired.

13. Subsequent Events

a)	On January 7, 2009, a creditor converted $90,000 into 4,500,000 shares of common stock.

b)	On January 7, 2009, an officer and director converted $10,520 into 526,000 shares of common stock.

c)
On January, 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with a private investment company.  The loan is for a term of one year which is renewable under certain conditions and in the amount of one million dollars.  Terms under the agreement include and origination fee of one and one-half percent,  interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of three hundred and fifty thousand dollars and an early termination fee of seven thousand five hundred dollars per month for every month still outstanding in the term.  The investor has a first security interest in all inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credit rights, and all judgments, claims and insurance policies via Uniform Commercial Code Filing Position.   As of April 13, 2009, there is an outstanding balance on this line of $469,484.

d)
 On January 20, 2009, the Company entered into a modification of its licensing agreement with Andretti IV, LLC, for payments due for the year 2008.  As of December 31, 2008, PSF had a balance of $540,000 due to Andretti IV, LLC.  Under the restructuring agreement, PSF made a commitment to pay $250,000 by February 6, 2009, agreed to execute a note for $87,000 due March 30, 2009, and convert $58,000 into 1,000,000 shares of common stock.  Upon receipt of the payments, and payment in full of the note, Andretti IV, LLC, agreed to forgive the remaining balance due for 2008.  This agreement is pending payment.

e)	On February 12, 2009, an officer converted $21,000 into 666,666 shares of common stock.

f)	On March 9, 2009, the company issued 1,000,000 shares of common stock to a senior sales executive as a retention incentive package.

g)
 On March 26, 2009, the Company entered into a premium finance agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $23,333.20, with and annual percentage rate of 8% and monthly payments of $2,333.32.

h)	On March 30, 2009, the Company sold 428,750 shares of common stock to an investor for $15,000.

i)
 On March 31, 2009, the Company subleased a portion of its warehouse space at its headquarters.  The sublease is on a month-to-month basis for 6,000 square feet at a monthly rate including CAM charges of $3,250.

j)	On April 6, the Company sold 2,000,000 shares of common stock for $100,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of the Company as at April 1, 2009:

Name	Age	Position
Steve Rubakh	48	President, Acting Chief
		Financial Officer and Director

Shawn Landgraf	36	Chief Executive Officer,
		Secretary and Director

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship among any of the Company's directors and executive officers.

The following is a brief summary of the business experience of each of the directors and executive officers of the Company:

Steve Rubakh,  Founder of PSF and President

Steve Rubakh, age 48, founded Power Sports Factory, Inc., in June, 2003 and currently serves as the President. Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry. From 1987 to 1992 Mr. Rubakh was the owner and operator of Gold Connection, a fine gem retail operation in Atlantic City.  Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.

Shawn Landgraf, Chief Executive Officer

Shawn Landgraf, age 36, graduated with honors from The Smeal College of Business at the Pennsylvania State University in 1995.  From 2001 to present, he has served as Chairman and CEO of Magnus Associates, a management consulting firm with advisory expertise in domestic and international private equity, investment banking, and business development matters. Mr. Landgraf currently is responsible for Magnus Associates new business generation, investment strategy and overall company direction. Additionally, over the last five years, Mr. Landgraf has worked in an advisory role with Comprehensive Medical Staffing, Diamond Property Development Co., and The Rail Network.

From 1996 to 2001, Mr. Landgraf was the founder, President and COO of TSI Broadband. Within five years of market entry, TSI Broadband became the leader in commercial broadband services.  As an integral member of TSI Broadband, Mr. Landgraf was involved in the company’s overall strategy, business development, financial analysis and marketing.  His responsibilities included overall company operations including fiscal strategy, sales, capital allocation and site acquisitions.  From 1997 to 2001, Mr. Landgraf also served as Chairman of Aptegra Services, a premier provider of network integration and consulting services. Aptegra Services enabled small- to medium-sized companies to leverage technology in order to gain an edge over the competition.  As Chairman, Mr. Landgraf oversaw the company’s direction, fiscal policy, technology deployment and recruiting services. Prior to 1996, Mr. Landgraf served as a financial analyst in the equity research division of Prudential-Vector Securities, in Chicago, IL, where he covered technology, biotechnology and healthcare companies.

Committees

We do not have an audit  committee,  although  we  intend  to  establish  such a committee, with an independent "audit committee financial expert" member as defined in the rules of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

In fiscal 2008, we believe that our officers and directors have complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Item 11.  Executive Compensation.

The following table sets forth information for the years ended December 31, 2008 and 2007 concerning the compensation paid or awarded to the Chief Executive Officer and President of the Company..

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Steven A. Kempenich, Chief Executive Officer	2007	$115,385							$115,385
	2008	$126,922							$126,922
Steve Rubakh, President and Chief Financial Officer	2007	$255,129							$255,129
	2008	$165,000							$165,000

Shawn Landgraf, Chief Executive Officer	2008	$51,000							$51,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 9, 2009, and on an as adjusted basis following effectiveness of the Reverse Split, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of April 9, 2009, there were 41,080,834 shares of common stock outstanding.

Name of Stockholder	Number of Shares of Common Stock Owned Beneficially at April 9, 2009	% Outstanding Stock at April 9, 2009
Steve Rubakh (1)	7,021,665	17.09%
Shawn Landgraf (1)	2,825,234	6.88%
Kurt Landgraf (1)	4,000,000	9.74%
Gerald Goodman (2)	2,250,000	5.48%
All Officers and Directors as a Group	9,846,899	23.97%

(1)	The addresses of Messrs. Rubakh, Landgraf and Landgraf are c/o Power Sports Factory, Inc., 6950 Central Highway, Pennsauken, NJ 08109.

(2)	The address of Mr. Goodman is 2 Industrial Way West Eatontown, NJ 07724.

Item 13.  Certain Relationships and Related Transactions, and Director Independence..

As part of the acquisition of PSF, on May 14, 2007, the Company issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement governing the acquisition, that provided for a completion of the acquisition of PSF at a closing held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, including 402,800 shares to Mr. Rubakh, who is now our President and a director, and 185,833 shares to Steven A. Kempenich, our former Chief Executive Officer and a former director, to complete the acquisition of PSF by us.  Each share of Preferred Stock is convertible into 10 shares of our Common Stock.

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

Audit Fees.  Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2008 and 2007 are approximately $31,615 and $9,575, respectively.

Audit-Related Fees.  We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2008 and 2007, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2008 and 2007, respectively, for tax services.

All Other Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2008 and 2007, respectively, for permitted non-audit services.

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

Item 15.  Exhibits and Financial Statement Schedules.

(3) Exhibits.

Exhibit Number	Title
3 (a)	Certificate of Incorporation. (Incorporated by Reference to Exhibit 3(a) to the Company’s Registration Statement on Form 10-SB dated February 11, 1999.)

3 (a)(2)
Statement of Designations of Convertible Preferred Stock, Series B, filed August 4, 2007. (Incorporated by Reference to Exhibit 3(a)(2) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)

3 (b)	By-Laws. (Incorporated by Reference to Exhibit 3(b) to the Company’s Registration Statement on Form 10-SB dated February 11, 1999.)

3 (b)(2)	Amendment to By-Laws approved August 5, 2007. (Incorporated by Reference to Exhibit 3(b)(2) to the Company’s Current Report on Form 8-K, filed September 12, 2007.)

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

10(i)
Loan and Security Agreement, dated January 9, 2009, by and between Power Sports Factory, Inc. and Crossroads Debt LLC. (Incorporated by Reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K, filed January 21, 2009.)

10(j)
Restructuring Agreement, dated January 20, 2009, by and between Power Sports Factory, Inc. and Andretti IV, LLC. (Incorporated by Reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K, filed January 29, 2009.)

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

POWER SPORTS FACTORY, INC.

By:	/s/ Shawn Landgraf	April 15 , 2009
Chief Executive Officer

	/s/ Steve Rubakh	April 15, 2009
Steve Rubakh, President, Chief Financial Officer and Director

	/s/ Shawn Landgraf	April 15, 2009
Shawn Landgraf
Chief Executive Officer, Secretary and Director