Form 10-Q
period 2009-03-31
PURCHASE POINT MEDIA CORP
filed 2009-05-20
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

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
Yes ☐ No ☒

The number of shares outstanding the issuer's common stock, no par value, was 52,774,339 as of May 19, 2009.

ii

Item 1.  Financial Statements

Power Sports Factory, Inc.

INDEX

Page No.
Consolidated Balance Sheets as at March 31, 2009 and December 31, 2008 (Unaudited)	2
Consolidated Statements of Operations Three Months Ended March 31, 2009 and 2008 (Unaudited)	3
Consolidated Statements of Stockholders' Deficiency For the Period Ended March 31, 2009 (Unaudited)	4
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5-6
Notes to Unaudited Consolidated Financial Statements	7

POWER SPORTS FACTORY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$111	$117
Accounts receivable	51,845	67,749
Inventory	1,630,612	1,735,181
Prepaid expenses	92,527	97,363
Total Current Assets	1,775,095	1,900,410

Property and equipment-net	22,891	25,135

Other assets	11,100	9,876

TOTAL ASSETS	$1,809,086	$1,935,421

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$3,740,254	$3,554,654
Accounts payable to related party	50,007	28,383
Notes payable to related party	15,863	22,863
Current portion of long-term debt	883,532	387,882
Convertible debt	340,979	501,356
Accrued expenses	1,452,935	1,226,211
Dividends Payable	673,176	673,176
Customer deposit payable	51,628	52,774

Total Current Liabilities	7,208,374	6,447,299

Long term liabilites:
Long-term debt - less current portion	-	7,370
Convertible debt - less current portion	12,010	24,323
Total Long-Term Liabilities	12,010	31,693

TOTAL LIABILITIES	7,220,384	6,478,992

Stockholders' Deficiency:
Preferred stock; no value - authorized
50,000,000 shares, Series B Convertible Preferred
Stock - outstanding -0- shares at March 31, 2009	-	-
and -0- shares at December 31, 2008
Common stock, no par value - authorized
100,000,000 shares
outstanding 39,327,854 shares at March 31, 2009 and
31,375,188 shares at December 31, 2008	5,679,549	5,476,228
Additional paid-in capital	456,000	456,000
Deficit	(11,546,848)	(10,475,799)

Total Stockholders' Deficiency	(5,411,299)	(4,543,571)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$1,809,086	$1,935,421

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net sales	$132,189	$493,088

Costs and Expenses:
Cost of sales	151,593	435,172
Selling, general and administrative expenses	886,388	1,394,965
Non-cash compensation	73,321	-
Bad debt expense	7,871	-
	1,119,173	1,830,137

Loss from operations	(986,983)	(1,337,049)

Other income and expenses:
Acretion of beneficial conversion feature	(12,313)	-
Interest expense	(71,753)	(28,431)
Interest income	-	10
	(84,066)	(28,421)

Loss before benefit from income taxes	(1,071,049)	(1,365,470)

Income tax benefit	-	-

Net loss	$(1,071,049)	$(1,365,470)

Loss per common share - basic and diluted	$(0.03)	$(0.05)
Weighted average common shares - Basic and diluted	37,531,818	28,133,247

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

			Common Stock		Additional
	Preferred	Stated		Stated	Paid-In
	Stock	Value	Shares	Value	Capital	(Deficit)	Total
Balance at January1, 2008	2,303,216	2,687,450	4,925,213	2,216,485	355,000	(6,605,465)	(1,346,530)

Effect of one for twenty reverse stock split							-
Issuance of preferred stock for services (valued at $2.50 to $7.00 per share)	39,103	63,543					63,543
Issuance of 200,000 warrants				80,000			80,000
Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993		-	-
Issuance of common stock for debt (valued at $.08 per share)			1,262,500		101,000		101,000
Issuance of common stock for services (valued at $.10 to $.70)			1,214,285	178,750			178,750
Conversion of debt for common stock (valued at $.08 to $.45)			550,000	250,000			250,000
Net loss for the twelve months ended December 31,2008	-					(3,870,334)	(3,870,334)

Balance at December 31,2008	-	-	31,375,188	5,476,228	456,000	(10,475,799)	(4,543,571)

Issuance of common stock for fees (valued at $.02 to $.05 per share)			260,000	12,800			12,800

Issuance of common stock for expenses (valued at $.02 per share)			526,000	10,521			10,521

Issuance of common stock for incentives (valued at $.05 per share)			1,000,000	50,000			50,000

Conversion of debt for common stock (valued at $.02 to $.03 per share)			6,166,666	130,000			130,000

Net loss for the three months ended March 31, 2009						(1,071,049)	(1,071,049)

Balance at March 31, 2009	-	$-	39,327,854	$5,679,549	$456,000	$(11,546,848)	$(5,411,299)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,071,049)	(1,365,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,244	2,471
Non cash compensation	73,321	125,462
Accretion of beneficial conversion feature	12,313	50,542
Changes in operating assets and liabilities	688,110	919,328
Net cash used in operating activities	(295,061)	(267,667)

CASH FLOW FROM INVESTING ACTIVITIES:
Securiy deposit	(1,224)
Purchase of equipment	-	(1,312)
Net cash provided by investing activities	(1,224)	(1,312)

CASH FLOW FROM FINANCING ACTIVITIES:
Payment to note payable related party	(7,000)	-
Proceeds from loan payable	522,500	81,667
Payments on loan	(219,221)	(56,534)
Proceeds from convertible debt		250,000

Net cash provided by financing activities	296,279	275,133

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net increase (decrease) in cash	(6)	6,154

Cash - beginning of period	117	11,146

Cash - end of period	$111	$17,300

Changes in operating assets and liabilities consists of:
Decrease (increase) in accounts receivable	$15,903	$(49,128)
Decrease (increase) in inventory	104,569	48,670
Decrease (increase) in prepaid expenses	4,836	(100,582)
Increase in accounts payable	207,224	871,768
Increase in accrued expenses	356,724	148,600
( Decrease) increase in customer deposits	(1,146)	-
	$688,110	$919,328

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$37,924	$10,503

Non-cash financing activities
Issuance of preferred stock for services	$-	$45,462
Issuance of warrants for services	$-	$80,000
Issuance of common stock for services	$73,321	-
Issuance of common stock for debt	$130,000	-

See Notes to Unaudited Consolidated Financial Statements

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

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

GOING CONCERN

The Company’s consolidated financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at March 31, 2009 and 2008 which include stock purchase warrants and convertible debt, are convertible into 8,150,000 and 1,209,303 common shares, respectively have been excluded from the computation as their effect is antidilutive.

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

STOCK BASED COMPENSATION

For the three months ended March 31, 2009 and 2008, the Company issued  -0- and 200,000 warrants and recorded consulting expense of $ -0- and $80,000, respectively, the fair value of the warrants at the time of issuance.

For the three months ended March 31, 2009 and December 31, 2008, the Company issued 1,786,000 and 1,214,285 of its common stock and recorded consulting expenses of $73,321 and $178,500 respectively, fair value of the shares at the time of issuance.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS No. 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

2.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2009	2008
Motor bikes	$1,237,795	$1,339,802
Parts	142,818	145,379
Deposits on Inventory	250,000	250,000
	$1,630,613	$1,735,181

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

           On August 12, 2008, the Company entered into a Manufacturing Agreement, and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. For the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company.  The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period.  The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters.  As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson International Holdings Ltd. 500,000 shares of the Company’s common stock valued at $250,000.

3.	Property and Equipment

	March 31,	December 31,
	2009	2008
Equipment	$41,898	$41,898
Signs	7,040	7,040
Software	-	-
	48,938	48,938
Less: accumulated depreciation	26,047	23,803
	$22,891	$25,135

Depreciation expense for the three months ended March 31, 2009  and 2008 amounted to $2,244 and $2,471, respectively.

4.	Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$-	$10,461

Note payable due April 30, 2008;
interest at 10% payable at
maturity (1)	68,645	68,645

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.84%;
monthly payments of $7,027	54,393	54,393

Note payable to Cananwill, Inc. due
August 1, 2009, interest at 8.59%
monthly payments of $2,807	21,753	21,753

Note payable to BankDirect
due January 12, 2010; interest at 8%
Monthly payments of $2,333	22,500	-

Note payable to Crossroads Financial due
January 9, 2010, interest 21% plus fees,
monthly payments variable	476,240	-

Note payable due June 15, 2008;
interest at 20.0% simple interest with a
private investor(s) (5)	240,000	240,000
	883,532	395,252
Less amounts due within one year	883,532	387,882
	$-	$7,370

For the three months ended March 31,2009 and 2008, the Company recorded interest expense of $71,753 and $10,503, respectively.

1)
On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008. On March 31, 2009 the balance on this note is $68,645. This note is currently in default.

2)
On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008. The balance on this note is $240,000.  On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 1009.

3)
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

4)
On March 26, 2009, the Company entered into a premium finance agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $23,333, with and annual percentage rate of 8% and monthly payments of $2,333.

5)
On January 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with Crossroads Debt LLC, a private investment company (the “Lender”).  The loan is for a term of one year which is renewable under certain conditions and in the amount of $1,000,000.  Terms under the agreement include and origination fee of one and one-half percent,  interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of three hundred and fifty thousand dollars and an early termination fee of seven thousand five hundred dollars per month for every month still outstanding in the term.  The Lender has a first security interest in all accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, and general intangibles, letter of credit rights, commercial tort claims, deposit accounts, and the proceeds thereof via Uniform Commercial Code Filing Position.   As of March 31, 2009, the outstanding balance on this line of $476,240.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2008 is:

2009	$883,532
2010	-
2011	-
883,532
Current portion	883,532
$-

5.	Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812.50 per note.  Total interest due March 31, 2009 is $29,671. Payments due under the note for January 1, April 1, July 1, and October 1, 2008 are currently in default.

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

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the three months ended March 31, 2009 amounted to $12,313.  For the three months ended March 31, 2009, and 2008, the Company recorded interest expense of $18,352 and $21,530 respectively on the convertible notes of which $73,711 is included in accrued expenses on the Company’s balance sheet.

6.	Note Receivable/Note Payable - Related Party

a)
During 2008 and 2007, certain officers of the Company made advances to the Company.  After repayment to the officers, the balance due the officers as of March 31, 2009, and December 2008, were $15,863 and $22,863, respectively.  Two of the advances are interest free and all are due upon demand.  Interest expense for the three months ended March 31, 2009, and 2008 were $133 and $118 respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Payroll expense	$207,003	$167,902
Payroll tax expense	417,978	379,572
Penalties	643,647	486,903
Professional fees	11,000	50,438
Interest expense	172,883	141,296
Other	424
	$1,452,935	$1,226,111

8.	Stockholders’ Equity

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

d)
On August 28,2008, the Company paid compensation to a staffing company for providing sales personnel for a total of $20,000, which was paid $10,000 in cash and 14,285 shares of common stock valued at $10,000.

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

j)
On October 21, 2008, the Company entered into an agreement with a firm to provide the Company with capital restructuring and corporate financing advise.  Te firm was compensated 500,000 shares of common stock valued at $40,000.

k)	On January 7, 2009, a creditor converted $90,000 of debt into 4,500,000 shares of common stock.

l)	On January 7, 2009, an officer and director converted $10,520 into 526,000 shares of common stock.

m)	On January 7, 2009, a creditor converted $20,000 of debt into 1,000,000 shares of common stock.

n)	On February 12, 2009, an officer converted $21,000 into 666,666 shares of common stock.

o)	On March 9, 2009, the company issued 1,000,000 shares of common stock to a senior sales executive as a retention incentive package valued at $50,000.

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

h)	On May 16, 2008, the Company issued MCMC, LLC. 200 shares of Series B Convertible Preferred Shares.

i)	On March 30, 2009, the Company sold 428,750 shares of common stock to an investor for $15,000.

In June 2008, the Board of Directors converted all shares of Series B Convertible Preferred shares outstanding on that date into shares of common stock at the rate of 10 shares for each share of Series B Convertible Preferred Stock.

9.	Income Taxes

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

Summary of warrant activity as of March 31, 2009 and the changes during the three months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	200,000	$0.01	9.5
Granted	-	-		$-
Exercised	-	-
Forfeited, expired or cancelled	-	-		$-

Outstanding at March 31, 2009	200,000	$0.01	9.5

Exercisable at March 31, 2009	200,000	$0.01	9.5

a.	Dividend Payable

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

g)
On May 14, 2008, the Company signed an agreement with Road America Motor Club, Inc., to provide a 24 hour road-side assistance program to Andretti motorbike ovners.  The agreement commenced as of April 1, 2008 and continues for an initial term of two years, or until terminated by either party according to the terms of the agreement.  The Company pays for the enrollment of each bike properly entered into the company warranty program for a period of one year subject to term and conditions.

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

j)
On August 15, 2008, the Company hired Shawn Landgraf as the chief executive officer.  His salary is $156,000 per year.  He does not have a contract at this time.  Landgraf is also the president of Magnus Partners, Inc., which has provided services to the Company in the past and is currently owed $115,342.

k)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill Inc., for the purchase of additional insurance.  The total amount financed was 67500, with an annual percentage rate of 8.84% and monthly payments of $7,026.50. This contract was terminated on March 1, 2009.  There is an outstanding balance of $54,393.

l)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill Inc., for the purchase of additional insurance.  The total amount financed was $27000, with an annual percentage rate of 8.59% and monthly payments of $2,807.44.  This contract was terminated on March 1, 2009.  There is an outstanding balance of $21,753.

m)
On October 23, 2008, the Company entered into an exclusive distribution agreement with Eurospeed, Inc., to distribute its Andretti product line to new and used automotive dealers in the U. S. and Canada.  The agreement calls for an initial purchase of six hundred units before November 30, 2008 and a minimum of seventy-five hundred units over the first twelve months of the agreement.  The Company’s manufacturer has agreed to supply Eurospeed with product in the event that the Company defaults under its manufacturing agreement.  The initial purchase date had been extended to December 30, 2008.  As of April, 2009 Eurospeed has not placed an initial order due to financing constraints.  This agreement has expired.

n)
On January 20, 2009, the Company entered into a modification of its licensing agreement with Andretti IV, LLC, for payments due for the year 2008.  As of December 31, 2008, PSF had a balance of $540,000 due to Andretti IV, LLC.  Under the restructuring agreement, PSF made a commitment to pay $250,000 by February 6, 2009, agreed to execute a note for $87,000 due March 30, 2009, and convert $58,000 into 1,000,000 shares of common stock.  Upon receipt of the payments, and payment in full of the note, Andretti IV, LLC, agreed to forgive the remaining balance due for 2008.  On April 24, 2009, the Company made a $50,000 payment towards this agreement.  The balance of the agreement is  pending.

o)
On March 31, 2009, the Company subleased a portion of its warehouse space at its headquarters.  The sublease is on a month-to-month basis for 6,000 square feet at a monthly rate including CAM charges of $3,250.

14.	Subsequent Events

a)	On April 6, the Company sold 2,000,000 shares of common stock to an investor for $100,000.

b)
On April 24, 2009, the Company borrowed $25,000 from an investor on a short term basis.  The interest rate is ten percent.  The loan is personally guaranteed by an officer and director of the company and is due May 24, 2009.

c)	On April 24, 2009, the Company sold 1,000,000 shares of common stock to an investor for $50,000.

d)	On April 28, 2009, the Company converted $90,000 of debt into 1,250,000 shares of common stock.

e)	On May 11, 2009, the Company converted $292,049 comprised of $240,000 in principal and $52,049 in accrued interest into 4,163,487 shares of common stock.

f)	On May 11, 2009, the company converted $252,310 of accounts payable due to its manufacturing supplier into 4,604,428 shares of common stock.

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

Results of Operations

Three Months Ended, March 31, 2009 Compared to Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we incurred a net loss of $1,071,049, as compared with a net loss of $1,365,470 for the comparable period in 2008, the decreased loss being primarily attributable to a decrease in our selling, general and administrative costs from $1,394,965 in 2008 to $886,388 in 2009, coupled with a decrease in net sales from $493,088 in 2008 to $132,189 in 2009. Interest expense increased from $28,431 for the three months ended March 31, 2008, to $71,753 for the three months ended March 31, 2009.

Liquidity and Financial Resources

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of March 31, 2009, the Company had $111 of cash on hand. The Company has incurred a net loss of $1,071,049 in the three months ended March 31, 2009, and has working capital and stockholders' deficiencies of $5,433,275 and $5,411,299, respectively, at March 31, 2009.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2009, we received proceeds of $-0- from the issuance of convertible debt and net proceeds from loans payable of $296,279 from debt incurred. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS No. 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities in our fiscal quarter ended March 31, 2009.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 7, 2009	4,500,000 shares of common stock issued in conversion of $90,000 of debt.	Private investor.	NA	$90,000/NA
January 7, 2009	526,000 shares of common stock issued in conversion of $10,520 of debt.	Corporate officer	NA	$10,520/NA
January 7, 2009	1,000,000 shares of common stock issued in conversion of $20,000 of debt.	Private investor.	NA	$20,000/NA
February 12, 2009	666,666 shares of common stock	Corporate officer.	NA	$21,000/NA
March 9, 2009	1,000,000 shares of common stock issued to employee as a retention incentive.	Employee.	NA	$50,000/NA
March 30, 2009	428,750 shares of common stock.	Private investor.	NA	$15,000/NA

*These shares were issued pursuant to private offering exemptions provided by Section 4(2) of the  Securities  Act of 1933, as amended (Securities Act), and Rule 506 promulgated thereunder, to a limited  number of investors and are restricted  shares as  defined  in the rules and regulations under the Securities  Act, or pursuant to the exemption set forth in Rule 701 under the Securities Act.

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

POWER SPORTS FACTORY, INC. (Registrant)

Dated: May 20, 2009	By:	/s/ Shawn Landgraf
Shawn Landgraf, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.