Form 10-Q
period 2009-06-30
Power Sports Factory, Inc
filed 2009-08-19
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding the issuer's common stock, no par value, was 52,098,749 (not including shares of common stock representing conversion of preferred stock where the preferred certificate has not been surrendered) as of August 14, 2009.

ii

Item 1.  Financial Statements

Power Sports Factory, Inc.

I N D E X

Page No.

Consolidated Balance Sheets as at June 30, 2009 and December 31, 2008 (Unaudited)	2

Consolidated Statements of Operations for the Six and Three Months Ended
June 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Stockholders' Deficiency
For the Period Ended June 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5-6

Notes to Unaudited Consolidated Financial Statements	7-21

POWER SPORTS FACTORY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2009	2008
Current Assets:
Cash	$14,638	$117
Accounts receivable	48,841	67,749
Inventory	1,547,561	1,735,181
Prepaid expenses	20,806	97,363
Total Current Assets	1,631,846	1,900,410

Property and equipment-net	20,898	25,135

Other assets	8,800	9,876

TOTAL ASSETS	$1,661,544	$1,935,421

Current Liabilities:
Accounts payable	$3,327,317	$3,554,654
Accounts payable to related party	21,489	28,383
Notes payable to related party	12,008	22,863
Current portion of long-term debt	533,953	387,882
Convertible debt	368,645	501,356
Accrued expenses	1,683,563	1,226,211
Dividends Payable	673,176	673,176
Customer deposit payable	40,123	52,774

Total Current Liabilities	6,660,274	6,447,299

Long term liabilites:
Long-term debt - less current portion	-	7,370
Convertible debt - less current portion	-	24,323
Total Long-Term Liabilities	-	31,693

TOTAL LIABILITIES	6,660,274	6,478,992

Stockholders' Deficiency:
Preferred stock; no value - authorized
50,000,000 shares, Series B Convertible Preferred
Stock - outstanding -0- shares at June 30, 2009	-	-
and -0- shares at December 31, 2008
Common stock, no par value - authorized
100,000,000 shares
outstanding 52,774,339 shares at June 30, 2009 and
31,375,188 shares at December 31, 2008	6,470,979	5,476,228
Additional paid-in capital	456,000	456,000
Deposits on common stock to be issued	44,122	-
Deficit	(11,969,831)	(10,475,799)

Total Stockholders' Deficiency	(4,998,730)	(4,543,571)

TOTAL LIABILITIES AND
STOCKHOLDERS' Deficiency	$1,661,544	$1,935,421

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$350,367	$1,410,135	$218,177	$917,047

Costs and Expenses:
Cost of sales	322,743	991,519	171,150	556,347
Selling, general and administrative expenses	1,280,380	2,112,796	393,993	717,837
Non-cash compensation	73,321	-	-	-
Bad debt expense	21,400	1,499	13,529	1,499
	1,697,845	3,105,814	578,672	1,275,683

Loss from operations	(1,347,478)	(1,695,679)	(360,494)	(358,636)

Other income and expenses:
Acretion of beneficial conversion feature	(24,323)	-	(12,010)	-
Interest expense	(122,230)	(69,560)	(50,477)	(41,129)
Interest income	-	802	-	792
	(146,553)	(68,758)	(62,488)	(40,337)

Loss before benefit from income taxes	(1,494,032)	(1,764,437)	(422,982)	(398,973)

Income tax benefit	-	-	-	-

Net loss	$(1,494,032)	$(1,764,437)	$(422,982)	$(398,973)

Loss per common share - basic and diluted	$0.03	$0.24	$0.06	$-
Weighted average common shares -
Basic and diluted	43,888,258	7,499,190	7,292,723	10,073,167

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

			Common Stock		Additional	Deposits On Stock
	Preferred	Stated		Stated	Paid-In	To Be
	Stock	Value	Shares	Value	Capital	Issued	(Deficit)	Total

Balance at January 1, 2008	2,303,216	$2,687,450	4,925,213	$2,216,485	$355,000	$-	$(6,605,465)	$(1,346,530)

Effect of one for twenty reverse stock split								-

Issuance of preferred stock for services (valued at $2.50 to $7.00 per share)	39,103	63,543	-	-	-	-	-	63,543
				80000				80,000
Issuance of 200,000 warrants Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993	-	-	-	-

Issuance of common stock for debt (valued at $.08 per share)	-	-	1,262,500	-	101,000	-	-	101,000

Issuance of common stock for services (valued at $.10 to $.70)	-	-	1,214,285	178,750	-	-	-	178,750

Conversion of debt for common stock (valued at $.08 to $.45)	-	-	550,000	250,000	-	-	-	250,000

Net loss for the twelve months ended December 31,2008	-	-	-	-	-	-	(3,870,334)	(3,870,334)

Balance at December 31,2008	-	-	31,375,188	5,476,228	$456,000	-	(10,475,799)	(4,543,571)
								165,000
Sale of common stock (valued at $.04 to $.05 per share)	-	-	3,428,570	165,000	-	-	-

Deposit on stock to be issued	-	-	-	-	-	44,122	-	44,122

Issuance of common stock for fees (valued at $.02 to $.05 per share)	-	-	260,000	12,800	-	-	-	12,800

Issuance of common stock for expenses (valued at $.02 per share)	-	-	526,000	10,521	-	-	-	10,521

Issuance of common stock for incentives (valued at $.05 per share)	-	-	1,000,000	50,000	-	-	-	50,000

Conversion of debt for common stock (valued at $.02 to $.08 per share)	-	-	16,184,581	756,430	-	-	-	756,430

Net loss for the six months ended June 30, 2009	-	-	-	-	-	-	(1,494,032)	(1,494,032)

Balance at June 30, 2009	-	$-	52,774,339	$6,470,979	$456,000	$44,122	$(11,969,831)	$(4,998,730)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOW FROM
OPERATING ACTIVITIES:
Net loss	$(1,494,032)	$(1,764,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,238	4,885
Non cash compensation	73,321	63,543
Non -cash fair value of warrants	-	80,000
Accretion of beneficial conversion feature	24,323	63,810
Changes in operating assets and liabilities	1,009,983	1,157,697
Net cash (used in) operating activities	(382,167)	(394,502)

CASH FLOW FROM
INVESTING ACTIVITIES:
Securiy deposit	1,076	-
Purchase of equipment	-	(1,312)

Net cash provided by investing activities	1,076	(1,312)

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from notes payable related party	5,000	-
Payment to note payable related party	(15,855)	(500)
Proceeds from loan payable	547,500	379,667
Payments on loan	(350,155)	(168,797)
Deposits on common stock to be issued	44,122	-
Proceeds from sale of common stock	165,000	-
Proceeds from convertible debt	-	250,000

Net cash provided by financing activities	395,612	460,370

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Net increase in cash	14,521	64,556

Cash - beginning of year	117	11,146

Cash - end of year	$14,638	$75,702

Changes in operating assets and liabilities consists of:
Decrease (increase) in accounts receivable	$18,907	$(146,438)
Decrease in inventory	187,620	411,894
Decrease (increase) in prepaid expenses	76,557	71,011
Increase in accounts payable	215,767	453,898
Increase in accrued expenses	523,782	301,537
(Decrease) in customer deposits	(12,651)	65,795
	$1,009,983	$1,157,697

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$37,924	$14,559

Non-cash financing activities
Issuance of preferred stock for services	$-	$63,543
Issuance of warrants for services	$-	$80,000
Issuance of common stock for services	$73,321	$-
Issuance of common stock for debt	$756,430	$-

See Notes to Unaudited Consolidated Financial Statements

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

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

On May 1, 2009, the Company formed an Alternative Transportation Division named "BikeShareSource (TM)". This newly launched division will market bike sharing systems to municipalities and transit agencies, property managers and real estate developers, colleges and universities, hotels, parks and other transportation related businesses.

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

GOING CONCERN

The Company’s consolidated financial statements for the six months ended June 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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
June 30, 2009

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

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at June 30, 2009 and 2008 which include stock purchase warrants and convertible debt, are convertible into 8,150,000 and 1,000,000 common shares, respectively have been excluded from the computation as their effect is antidilutive.

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

STOCK BASED COMPENSATION

For the six months ended June 30, 2009 and 2008, the Company issued -0- and 200,000 warrants and recorded consulting expense of $-0- and $80,000, respectively, the fair value of the warrants at the time of issuance.

For the six months ended June 30, 2009 and 2008, the Company issued 1,786,000 and -0- shares of its common stock and recorded consulting expenses of $73,321 and $-0-, respectively, the fair value of the shares at the time of issuance.

For the six months ended June 30, 2009 and 2008, the Company issued -0- and 39,103 shares of preferred stock and recorded consulting expenses of $-0- and $63,543, respectively, the fair value of the shares at the time of issuance.

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
June 30, 2009

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

2.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2009	2008
Motor bikes	$1,171,223	$1,339,802
Parts	126,338	145,379
Deposits on Inventory	250,000	250,000
	$1,547,561	$1,735,181

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

On August 12, 2008, the Company entered into an interim inventory funding arrangement with a distributor whereby the distributor has agreed to acquire inventory of makes and models from the Company’s manufacturers under the Andretti brand and finance them exclusively for the Company over a ninety day period for an average cost of 3.333% per month.  On August 26, 2008, the parties modified the agreement to four percent fixed plus interest of one and one-tenth percent per month after ninety days plus fees up to one hundred and eighty days.  The Company also issued the distributor 250,000 shares of its common stock valued at $62,500 as an additional incentive.  The Company may utilize this arrangement up to one million two hundred thousand dollars.  The distributor has the right to acquire inventory at substantially favorable pricing if it desires to sell the product in territories that the Company has no dealers.  These transactions must be approved by the Company.  The Company maintains product liability and warranty responsibility on the entire inventory, as well as financing costs and warehousing costs.  If the Company does not take possession of the inventory at the end of any ninety day period, the distributor has the right to sell them at cost.  The agreement is personally guaranteed by a current officer of the Company.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

3.	Property and Equipment

	June 30,	December 31,
	2009	2008
Equipment	$41,898	$41,898
Signs	7,040	7,040
Software	-	-
	48,938	48,938
Less: accumulated depreciation	28,040	23,803
	$20,898	$25,135

Depreciation expense for the six and three months ended June 30, 2009 and 2008 amounted to $4,238 and $4,885 and $1,994 and $2,414, respectively.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

4.	Long-term debt

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$-	$10,461

Note payable due April 30, 2008;
interest at 10% payable at
maturity (1)	65,000	68,645

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.84%;
monthly payments of $7,027	-	54,393

Note payable to Cananwill, Inc. due
August 1, 2009, interest at 8.59%
monthly payments of $2,807	-	21,753

Note payable to BankDirect
due January 12, 2010; interest at 8%
Monthly payments of $2,333	18,119	-

Note payable to Crossroads Financial due
January 9, 2010, interest 21% plus fees,
monthly payments variable	425,834	-

Note payable due May 24, 2009,
10.0% simple interest with a private investor	25,000

Note payable due June 15, 2008;
interest at 20.0% simple interest with a
private investor(s) (5)	-	240,000
	533,953	395,252
Less amounts due within one year	533,953	387,882
	$-	$7,370

For the six and three months ended June 30, 2009 and 2008, the Company recorded interest expense of $122,230, $69,660 and $50,477and $41,129, respectively.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

1)
On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008. On June 30, 2009 the balance on this note is $68,645. This note is currently in default.

2)
On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008. The balance on this note is -0-.  On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 2009. On May 11, 2009 the $240,000 balance of the note and the accrued interest in the amount of $46,430 was converted to 4,163,487 shares of common stock.

3)
On March 26, 2009, the Company entered into a premium finance Agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $22,500, with and annual percentage rate of 8% and monthly payments of $2,333.

4)
On January 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with Crossroads Debt LLC, a private investment company (the “Lender”).  The loan is for a term of one year which is renewable under certain conditions and in the amount of $1,000,000.  Terms under the agreement include and origination fee of one and one-half percent,  interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of three hundred and fifty thousand dollars and an early termination fee of seven thousand five hundred dollars per month for every month still outstanding in the term.  The Lender has a first security interest in all accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, and general intangibles, letter of credit rights, commercial tort claims, deposit accounts, and the proceeds thereof via Uniform Commercial Code Filing Position.   As of June 30, 2009, the outstanding balance on this line is $425,834.

5)
On April 24, 2009, the Company borrowed $25,000 from an investor on a short term basis.  The interest rate is ten percent.  The loan was due on May 24, 2009.  This loan is in default and the lender has instituted legal action. The loan is personally guaranteed by an officer and director of the company.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2009 is:

2009	$533,953
2010	-
2011	-
533,953
Current portion	533,953
$-

5.	Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812.50 per note.  Total interest due June 30, 2009 is $35,115. Payments due under the note for are currently in default.

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

On October 1, 2008, the Company borrowed $150,000 on a short term basis at fifteen percent interest compounded monthly and 125,000 shares of common stock valued at $22,500.  The note and interest were due on November 30, 2008.  On January 7, 2009, the Company was granted an extension until May 1, 2009 at which time the note was modified to include a conversion feature at $.02 a share for all, or any part, of the principal and interest due.  Principal payments of $85,000 have been made and the outstanding principal balance is $65,000.  This note has been extended to September 1, 2009.

The Company has evaluated the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Owned Stock” and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the six months ended June 30, 2009 amounted to $24,323.  For the six months ended June 30, 2009, and 2008, the Company recorded interest expense of $23,481 and $43,684 respectively on the convertible notes of which $36,492 is included in accrued expenses on the Company’s balance sheet.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

6.	Note Receivable/Note Payable - Related Party

a)
During 2008 and 2007, certain officers of the Company made advances to the Company.  After repayment to the officers, the balance due the officers as of June 30, 2009, and December 2008, were $12,008 and $22,863, respectively.  Two of the advances are interest free and all are due upon demand.  Interest expense for the six months ended June 30, 2009, and 2008 were $270 and $240, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Payroll expense	$252,149	$167,902
Payroll tax expense	472,471	379,572
Penalties	804,651	486,903
Professional fees	11,000	50,438
Interest expense	143,292	141,296
	$1,683,563	$1,226,111

8.	Stockholders’ Equity

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

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

k)	On January 7, 2009, a creditor converted $90,000 of debt into 4,500,000 shares of common stock.

l)	On January 7, 2009, an officer and director converted $10,520 into 526,000 shares of common stock.

m)	On January 7, 2009, a creditor converted $20,000 of debt into 1,000,000 shares of common stock.

n)	On February 12, 2009, an officer converted $21,000 into 666,666 shares of common stock.

o)	On March 9, 2009, the company issued 1,000,000 shares of common stock to a senior sales executive as a retention incentive package valued at $50,000.

p)	On March 30, 2009, the Company sold 428,750 shares of common stock to an investor for $15,000.

q)	On April 6, 2009 the Company sold 2,000,000 shares of common stock to an investor for $100,000

r)	On April 24, 2009, the Company sold 1,000,000 shares of common stock to an investor for $50,000.

s)	On April 28, 2009, the Company converted $90,000 of debt into 1,250,000 shares of common stock.

t)	On May 11, 2009, the Company converted $286,430 comprised of $240,000 in principal and $46,430 in accrued interest into 4,163,487 shares of common stock.

u)	On May 11, 2009, the Company converted $250,000 of accounts payable due to its manufacturing supplier into 4,604,428 shares of common stock.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

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

10.	Warrants

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

Summary of warrant activity as of June 30, 2009 and the changes during the six months ended June 30, 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	200,000	$0.01	9.5
Granted	-	-		$-
Exercised	-	-
Forfeited, expired or cancelled	-	-		$-

Outstanding at June 30, 2009	200,000	$0.01	9.5

Exercisable at June 30, 2009	200,000	$0.01	9.5

a.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF.  Following the share exchange, the Company would transfer its existing business relating to the development of lastword® to its subsidiary, The Last Word Inc.  To distribute the existing business of the Company to the shareholders, the Board of Directors of PPMC declared a dividend, payable in common stock of our subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date.  The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, our subsidiary holding the lastword® technology will have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the SEC.  As of December 31, 2008 and June 30, 2009, the dividend payable in the amount of $673,176 represents the net liabilities that would be assumed by The Last Word Inc.

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

b)
On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  The agreement calls for a minimum annual guarantee.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008.  A minimum payment of $250,000 was also due on July 31, 2008.  These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008.  In addition, after certain volume targets are met, Andretti IV LLC receives a per bike fee.  A consultant working for the Company co-guaranteed the minimum annual guarantee for the first two years and receives a 4.1667% of the license fees as a fee throughout the life of the license related to that work. The consultant subsequently became an officer and director of the Company.  On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share.  The warrant expires December 31, 2017.  The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007.  The Company paid $50,000 as a licensing fee in 2007.  The Company has paid $50,000 in 2008. The warrant has been accounted for in the financial statements.

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

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

Power Sports Factory, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

i)
On July 16, 2008, the Company entered into contracts with a storage company to provide warehousing and logistics services on the west coast of the United States.  This contract requires fees for storage and handling of our motor bike inventory which are incurred monthly on a per bike basis.

j)
On August 15, 2008, the Company hired Shawn Landgraf as the chief executive officer.  His salary is $156,000 per year.  He does not have a contract at this time.  Landgraf is also the president of Magnus Partners, Inc., which has provided services to the Company in the past and is currently owed $33,250.

k)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill Inc., for the purchase of additional insurance.  The total amount financed was 67500, with an annual percentage rate of 8.84% and monthly payments of $7,026.50. This contract was terminated on March 1, 2009.  There is an outstanding balance of $54,393.

l)
On October 1, 2008, the Company entered into a premium finance agreement with Cananwill Inc., for the purchase of additional insurance.  The total amount financed was $27,000 with an annual percentage rate of 8.59% and monthly payments of $2,807.44.  This contract was terminated on March 1, 2009.  There is an outstanding balance of $21,753.

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

n)
On January 20, 2009, the Company entered into a modification of its licensing agreement with Andretti IV, LLC, for payments due for the year 2008.  As of December 31, 2008, PSF had a balance of $540,000 due to Andretti IV, LLC.  Under the restructuring agreement, PSF made a commitment to pay $250,000 by February 6, 2009, agreed to execute a note for $87,000 due March 30, 2009, and convert $58,000 into 1,000,000 shares of common stock.  Upon receipt of the payments, and payment in full of the note, Andretti IV, LLC, agreed to forgive the remaining balance due for 2008.  On April 24, 2009, the Company made a $50,000 payment towards this agreement.  The balance of the agreement is pending. On August 15, 2009, the Company and  Andretti IV agreed to restructure its accrued payments of $1.34MM for a one-time payment of $150,000 by September 6th, 2009. The payments due under the agreement in the future shall be on per bike basis to be paid quarterly.

o)
On March 31, 2009, the Company subleased a portion of its warehouse space at its headquarters, structured with the landlord and the subtenant as a reduction in the Company’s rent.  The sublease is on a month-to-month basis for 6,000 square feet at a monthly rate including CAM charges of $3,250.

14.	Subsequent Events

a)
 On May 25, 2009, the Company entered into a Joint Venture Agreement with CityRyde LLC, a premier Bike Share Consulting Company.  Under the agreement CityRyde will provide Power Sports Factory with product design, RFP development, and assistance in the development of  PSF’s “Bike Share Source’ Division.  Under the agreement, the parties shall split net profits equally after all costs.

b)
In March, 2009, our former Chief Executive Officer, Steven Kempenich, who was terminated August 14, 2008, sued the Company, and our directors and executives, Shawn Landgraf and Steven Rubakh (collectively, the “Defendants”), in the U.S. District Court for the District of New Jersey for, inter alia, unpaid compensation, unpaid expense reimbursements, allegedly owing to Mr. Kempenich. We filed an answer and counterclaim against Mr. Kempenich on April 13, 2009.  On July 24, 2009 (the “Settlement Date”), we agreed to settle all matters involved in this case on the following basis: the Defendants would pay to Mr. Kempenich $10,000 within 30 days of the Settlement Date and would deliver to Mr. Kempenich shares of the Company’s common stock from certificates issued to an existing shareholder in September 2007 worth $15,000, the number of shares to be calculated by averaging the market prices of our common stock over the 30 days prior to the Settlement Date (such payments guaranteed jointly and severally by all Defendants); Mr. Kempenich would be removed as a guarantor on two corporate loans, and the Defendants jointly and severally agreed to indemnify Mr. Kempenich against any liability under these loans; the parties agreed to mutual non-disparagement and non-defamation and that any public representations would be consistent therewith; the Company would file a current report on Form 8-K disclosing that Mr. Kempenich’s termination in August 2008 has been determined by the Company not to have been for cause, but that the parties have elected not to resume their relationship; and mutual releases were agreed to by the parties.

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

Overview

The Company was organized under the laws of the State of Minnesota on June 28, 1996. the Company, through the acquisition in 1997 of a Nevada corporation acquired the trademark, patent and exclusive marketing rights to, and invested in the development of a grocery cart advertising display device.

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

Through PSF’s manufacturing relationships in China, it began to import and sell Power Sports products in the United States. Our products have been marketed mainly under the “Strada” and “Yamati”, and recently under the “Andretti”, brands. At the beginning of 2007, we made the determination to focus primarily on the sales and distribution of motor scooters. We now sell the motor scooters that we import primarily to power sports dealers and a small portion through the internet.

Recent Developments

On May 1, 2009, we formed an Alternative Transportation Division named "BikeShareSource (TM)". This newly launched division will provide sustainable transportation solutions to municipalities and transit agencies, property managers and real estate developers, colleges and universities, hotels, parks and other transportation related businesses. We intend to plan, develop, distribute and operate solar powered Bike Sharing Stations, enabling bicycle sharing to be an integral part of the transportation system. In addition, we intend to partner with major car sharing companies to facilitate our bike sharing solution. Our services will include sustained transportation consulting and customized solutions development, software licensing, equipment manufacturing and distribution. In May, 2009, we announced  that we entered into a Joint Venture Agreement with CityRyde LLC, the premier Bike Share Consulting Company. CityRyde will provide us with product design, RFP development, and help grow our “Bike Share Source” Division. In August, 2009, we placed an order for Bike Sharing Systems to be deployed at a major educational facility on the East Coast. Each solar powered station consists of 14 bicycles and features fully automated bike release, activated by cell phone technology. Through our Bike Share Source Division, we will deploy our first installation at a university in conjunction with our joint venture with CityRyde LLC.

Results of Operations

Six Months Ended, June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, we incurred a net loss of $1,494,032, as compared with a net loss of $1,764,437 for the comparable period in 2008, the decreased loss being primarily attributable to a decrease in our selling, general and administrative costs from $2,112,796 in 2008 to $1,280,380 in 2009, coupled with a decrease in net sales from $1,410,135 in 2008 to $350,367 in 2009, with cost of sales being $991,519 and $322,743, respectively, for these periods. Non-cash compensation increased in 2009 to $73,321 from $-0- in 2008. Interest expense increased from $69,560 for the six months ended June 30, 2008, to $122,230 for the six months ended June 30, 2009.

Three Months Ended, June 30, 2009 Compared to Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we incurred a net loss of $422,982, as compared with a net loss of $398,973 for the comparable period in 2008, the increased loss being primarily attributable to a decrease in our selling, general and administrative costs from $717,837 in 2008 to $393,993 in 2009, offset by a decrease in net sales from $917,047 in 2008 to $218,177 in 2009, with cost of sales being $556,347 and $171,750, respectively in these periods. Interest expense increased from $41,129 for the three months ended June 30, 2008, to $50,477 for the three months ended June 30, 2009.

Liquidity and Financial Resources

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of 2009, the Company had $14,638 of cash on hand. The Company has incurred a net loss of $1,494,032 in the six months ended June 30, 2009, and has working capital and stockholders' deficiencies of $5,028,428 and $4,998,730, respectively, at June 30, 2009.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2009, we received proceeds of $165,000 from an equity financing and proceeds net of repayments from loans payable of $197,345.  We received proceeds of $5,000 from a loan from a related party, and made a payment of $15,855 on a note to a related party. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

For the six months ended June 30, 2009, cash increased approximately $14,000. The increase in cash is primarily due to proceeds from borrowings of $552,500 and the sale of common stock of $209,122, offset in part by the repayment of debt of $366,010 and cash used in operating activities of approximately $382,000 (primarily due to a net loss of approximately $1.5 million, offset in part by an increase in operating assets and liabilities of approximately $1.0 million).

For the six months ended June 30, 2009, inventory decreased to $1.5 million from $1.8 million at December 31, 2008, due primarily to the sale of bikes from the current inventory.  Accounts payable decreased to $3.3 million from $3.6 million at December 31, 2008, due primarily to the conversion of debt to common stock. Long-term debt and convertible debt remained approximately the same, due to the net increased borrowings offset by debt conversions into common stock.  Accrued expenses increased to $1.7 million from $1.2 million at December 31, 2008, due primarily to the license agreement fee due upon the sale of bikes that has been accrued during the period.

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

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The case is in discovery. The Company intends to settle this lawsuit.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We have answered the complaint denying that the Company owes any amounts to plaintiff, and the case is in discovery.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $134,965.12 for goods and/or services rendered.  The parties to this case are in discovery, and we have been served with interrogatories by the plaintiff.

Justin Gasarch v. Power Sports Factory, Inc.  The plaintiff in this case filed suit against the Company, Shawn Landgraf, our Chief Executive Officer, and a Company consultant on July 9, 2009. On April 24, 2009 loaned the Company $25,000 with a maturity date of May 24, 2009. Shawn Landgraf and the consultant sued in this case had personally guaranteed the loan. The Company intends to settle this lawsuit.

Steven Kempenich v. Power Sports Factory, Inc. In March, 2009, our former Chief Executive Officer, Steven Kempenich, who was terminated August 14, 2008, sued the Company, and our directors and executives, Shawn Landgraf and Steven Rubakh (collectively, the “Defendants”), in the U.S. District Court for the District of New Jersey for, inter alia, unpaid compensation, unpaid expense reimbursements, allegedly owing to Mr. Kempenich. We filed an answer and counterclaim against Mr. Kempenich on April 13, 2009.  On July 24, 2009 (the “Settlement Date”), we agreed to settle all matters involved in this case on the following basis: the Defendants would pay to Mr. Kempenich $10,000 within 30 days of the Settlement Date and would deliver to Mr. Kempenich shares of the Company’s common stock from certificates issued to an existing shareholder in September 2007 worth $15,000, the number of shares to be calculated by averaging the market prices of our common stock over the 30 days prior to the Settlement Date (such payments guaranteed jointly and severally by all Defendants); Mr. Kempenich would be removed as a guarantor on two corporate loans, and the Defendants jointly and severally agreed to indemnify Mr. Kempenich against any liability under these loans; the parties agreed to mutual non-disparagement and non-defamation and that any public representations would be consistent therewith; the Company would file a current report on Form 8-K disclosing that Mr. Kempenich’s termination in August 2008 has been determined by the Company not to have been for cause, but that the parties have elected not to resume their relationship; and mutual releases were agreed to by the parties.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

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

Dated: August 19, 2009

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