Form 10-Q
period 2009-09-30
Power Sports Factory, Inc
filed 2009-11-19
CIK 1001065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 for the transition period from ______to _________.

Commission file number 000-25385

POWER SPORTS FACTORY, INC.

 (Exact name of registrant as specified in its charter)

Minnesota	41-1853993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6950 Central Highway, Pennsauken, NJ   08109

 (Address of Principal Executive Office) (Zip Code)

(856-488-9333)

 (Registrant’s Telephone number, Including Area Code)

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer  Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

The number of shares outstanding the issuer's common stock, no par value, was 58,751,769 as of November 18, 2009.

Table of Contents

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements.

2

Item 2.        Management's Discussion and Analysis or Plan of Operations

23

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4T.      Controls and Procedures.

26

PART II OTHER INFORMATION

Item 1.        Legal Proceedings.

27

Item 1A.    Risk Factors.

27

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.        Defaults Upon Senior Securities.

28

Item 4.        Submission Of Matters to a Vote of Security Holders.

28

Item 5.        Other Information.

28

Item 6.        Exhibits.

28

EXHIBIT INDEX

30

Item 1.  Financial Statements

Power Sports Factory, Inc.

I N D E X

Page No.
Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008 (Unaudited)	3
Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2009 and 2008 (Unaudited)	4
Consolidated Statements of Stockholders' Deficiency For the Period Ended September 30, 2009 (Unaudited)	5
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6-7
Notes to Unaudited Consolidated Financial Statements	8

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2008.

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

POWER SPORTS FACTORY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$1,722	$117
Accounts receivable	63,273	67,749
Inventory	1,459,186	1,735,181
Prepaid expenses	18,084	97,363
Total Current Assets	1,542,265	1,900,410
Property and equipment-net	18,904	25,135
Other assets	9,118	9,876
TOTAL ASSETS	$1,570,287	$1,935,421

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$3,720,428	$3,554,654
Accounts payable to related party	35,539	28,383
Notes payable to related party	10,208	22,863
Current portion of long-term debt	548,997	387,882
Convertible debt	300,000	501,356
Accrued expenses	1,063,356	1,226,211
Dividends Payable	673,176	673,176
Customer deposit payable	37,048	52,774
Total Current Liabilities	6,388,752	6,447,299
Long term liabilites:
Long-term debt - less current portion	––	7,370
Convertible debt - less current portion	––	24,323
Total Long-Term Liabilities	––	31,693
TOTAL LIABILITIES	6,388,752	6,478,992

Stockholders' Deficiency:
Preferred stock; no value – authorized 50,000,000 shares, Series B Convertible Preferred Stock - outstanding -0- shares at September 30, 2009 and -0- shares at December 31, 2008	––	––
Common stock, no par value - authorized 100,000,000 shares outstanding 56,852,359 shares at September 30, 2009 and 31,375,188 shares at December 31, 2008	6,697,021	5,476,228
Additional paid-in capital	456,000	456,000
Deposits on common stock to be issued	21,711	––
Deficit	(11,993,197)	(10,475,799)

Total Stockholders' Deficiency	(4,818,465)	(4,543,571)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$1,570,287	$1,935,421

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$507,705	$2,081,750	$157,338	$671,616

Costs and Expenses:
Cost of sales	506,702	1,650,120	183,959	658,601
Selling, general and administrative
expenses	1,318,513	2,921,994	41,310	809,198
Non-cash compensation	100,821	––	––	––
Bad debt expense	33,621	5,000	12,220	3,501
	1,959,657	4,577,114	237,489	1,471,300

Loss from operations	(1,451,952)	(2,495,364)	(80,150)	(799,684)

Other income and expenses:
Forgiveness of debt	133,223	––	133,223	––
Interest expense	(198,669)	(108,996)	(76,439)	(39,436)
Interest income	––	2,196	––	1,394
	(65,446)	(106,800)	56,784	(38,042)

Loss before benefit
from income taxes	(1,517,398)	(2,602,164)	(23,366)	(837,726)

Income tax benefit	––	––	––	––

Net loss	$(1,517,398)	$(2,602,164)	$(23,366)	$(837,726)

Loss per common share - basic and diluted	$(0.03)	$(0.11)	$—	$(0.03)

Weighted average common shares -Basic and diluted	53,088,326	22,906,529	53,088,326	28,839,513

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

			Common Stock		Additional Paid-In Capital	Deposits on Common Stock To Be Issued
	Preferred Stock	Stated Value	Shares	Stated Value			(Deficit)	Total
Balance at January 1, 2008	2,303,216	$2,687,450	4,925,213	$2,216,485	$355,000		$(6,605,465)	$(1,346,530)
Issuance of preferred stock for services (valued at $2.50 to $7.00 per share)	39,103	63,543						63,543
Issuance of 200,000 warrants				80,000				80,000
Conversion of preferred stock into common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993
Issuance of common stock for debt (valued at $.08 per share)			1,262,500		101,000			101,000
Issuance of common stock for services (valued at $.10 to $.70)			1,214,285	178,750				178,750
Conversion of debt for common stock) (valued at $.08 to $.45			550,000	250,000				250,000
Net loss for the twelve months ended December 31, 2008							(3,870,334)	(3,870,334)
Balance at December 31, 2008	—	—	31,375,188	5,476,228	456,000	—	(10,475,799)	(4,543,571)
Sale of common stock (valued at $.04 to $.10 per share)			6,956,590	363,542				363,542
Deposit on stock to be issued						21,711		21,711
Issuance of common stock for fees (valued at $.03 to $.05 per share)			810,000	40,300				40,300
Issuance of common stock for expenses (valued at $.02 per share)			526,000	10,521				10,521
Issuance of common stock for incentives (valued at $.05 per share)			1,000,000	50,000				50,000
Conversion of debt for common stock (valued at $.02 to $.08 per share)			16,184,581	756,430				756,430
Net loss for the nine months ended September 30, 2009							(1,517,398)	(1,517,398)
Balance at September 30, 2009	—	$—	56,852,359	$6,697,021	$456,000	$21,711	$(11,993,197)	$(4,818,465)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,517,398)	$(2,602,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,231	7,271
Non cash compensation	100,821	179,793
Non-cash fair value of warrants	––	80,000
Accretion of beneficial conversion feature	24,323	76,752

Changes in operating assets and liabilities	870,527	1,693,115

Net cash (used in) operating activities	(515,496)	(565,233)

CASH FLOW FROM INVESTING ACTIVITIES:
Security deposit	758	––
Return of Equipment	––	36,254
Net cash provided by investing activities	758	36,254

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	5,000	22,247
Payment to note payable related party	(17,655)	(25,350)
Proceeds from loan payable	563,478	357,420
Payments on loan	(419,733)	(85,504)
Deposits on common stock to be issued	21,711	—
Proceeds from sale of common stock	363,542	––
Proceeds from convertible debt	––	250,000

Net cash provided by financing activities	516,343	518,813

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months
	Ended September 30, 2009
	2009	2008
Net increase (decrease) in cash	1,605	(10,166)

Cash - beginning of year	117	11,146

Cash - end of year	$1,722	$980

Changes in operating assets and liabilities consists of:
Decrease (increase) in accounts receivable	$4,475	$(75,237)
Decrease (increase) in inventory	275,995	(807,426)
Decrease (increase) in prepaid expenses	79,279	(1,959)
Increase in accounts payable	622,929	2,096,432
(Decrease) increase in accrued expenses	(96,426)	415,824
(Decrease) increase in customer deposits	(15,726)	65,481
	$870,527	$1,693,115

Supplementary information:
Cash paid during the year for:
Income taxes	$––	$––
Interest	$37,924	$17,499

Non-cash financing activities
Issuance of preferred stock for services	$––	$63,543
Beneficial Conversion Feature	$––	$––
Issuance of preferred stock for debt	$––	$––
Issuance of warrants for services	$––	$80,000
Issuance of common stock for services	$100,821	$116,250
Issuance of common stock for debt	$756,430	$351,000

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

BASIS OF PRESENTATION

On August 31, 2007, the Company entered into an amendment to a share exchange agreement with the shareholders of Power Sports Factory, Inc. (“PSF”).  In connection with the share exchange, the Company acquired the assets and assumed the liabilities of PSF (subsidiary) as the acquirer.  The financial statements prior to September 5, 2007 are those of PSF and reflect the assets and liabilities of PSF at historical carrying amounts.

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

GOING CONCERN

The Company’s consolidated financial statements for the nine months ended September 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC”) 605 "Revenue Recognition” (ASC 605). Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the receivables is deemed reasonably assured by management, persuasive evidence of an agreement exist and the sale price is fixed and determinable.

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at September 30, 2009 and 2008 which include stock purchase warrants and convertible debt, are convertible into 1,000,000 and 1,000,000 common shares, respectively have been excluded from the computation as their effect is antidilutive.

EVALUATION OF LONG-LIVED ASSETS

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in FASB ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets”, (ASC 360-15-35). If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

For the nine months ended September 30, 2009 and 2008, the Company issued -0- and 200,000 warrants and recorded consulting expense of $-0- and $200,000, respectively, the fair value of the warrants at the time of issuance.

For the nine months ended September 30, 2009 and 2008, the Company issued 2,336,000 and -0- shares of its common stock and recorded consulting expenses of $100,821 and $-0- respectively, fair value of the shares at the time of issuance.

For the nine months ended September 30, 2009 and 2008, the Company issued -0- and 39,103 shares of preferred stock and recorded consulting expenses of $-0- and $63,543, respectively, the fair value of the shares at the time of issuance.

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

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009.

		Assets at Fair Value as of September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,722	$1,722	$––	$––

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009.

The Company has other financial instruments, such as accounts receivables, accounts payable, notes payable, convertible debt and customer deposits which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts receivables, accounts payable, notes payable, convertible debt and customer deposits approximate their fair values.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  We made changes to dividends payable but it had no effect on the statement of operations.

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 18, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

2.

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2009	2008
Motor bikes	$1,083,449	$1,339,802
Parts	125,737	145,379
Deposits on Inventory	250,000	250,000
	$1,459,186	$1,735,181

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

3.

Property and Equipment

	September 30,	December 31,
	2009	2008
Equipment	$41,898	$41,898
Signs	7,040	7,040
Software	––	––
	48,938	48,938
Less: accumulated depreciation	30,034	23,803
	$18,904	$25,135

Depreciation expense for the nine and three months ended September 30, 2009 and 2008 amounted to $6,231 and $7,271 and $1,994 and $2,386, respectively.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

4.

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$––	$10,461

Note payable due October 1, 2009;
interest at 10% payable at
maturity (1)	68,645	68,645

Note payable due May 1, 2009;
interest at15% (7)	65,000	––

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.84%;
monthly payments of $7,027	––	54,393

Note payable to Cananwill, Inc. due
August 1, 2009, interest at 8.59%
monthly payments of $2,807	––	21,753

Note payable to BankDirect
due January 12, 2010; interest at 8%
Monthly payments of $2,333(3)	11,437	––

Note payable to Crossroads Financial due
January 9, 2010, interest 21% plus fees,
monthly payments variable(4)	377,214	––

Note payable due July 1, 2009;
interest at 20.0% simple interest with a
private investor(s) (2)	––	240,000

Note payable due May 24, 2009, 10%
simple interest with a private investor (5)	25,000	––

Note payable to Guard Insurance due
December 10, 2009. Monthly payments
of $854. (6)	1,701	––

	548,997	395,252
Less amounts due within one year	548,997	387,882
	$––	$7,370

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

For the nine and three months ended September 30, 2009 and 2008, the Company recorded interest expense of $187,579 and $108,996, and $65,349 and $39,436, respectively.

1)

On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008. On September 30, 2009 the balance on this note is $68,645. This note is currently in default.

2)

On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008. The balance on this note is $240,000.  On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 2009. On May 11, the $240,000 balance of the note and the accrued interest in the amount of $46,430 was converted into 4,163,487 shares of common stock.

3)

On March 26, 2009, the Company entered into a premium finance agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $23,333, with and annual percentage rate of 8% and monthly payments of $2,333.

4)

On January 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with Crossroads Debt LLC, a private investment company (the “Lender”).  The loan is for a term of one year which is renewable under certain conditions and in the amount of $1,000,000.  Terms under the agreement include and origination fee of one and one-half percent, interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of $350,000 and an early termination fee of $7,500 per month for every month still outstanding in the term.  The Lender has a first security interest in all accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, and general intangibles, letter of credit rights, commercial tort claims, deposit accounts, and the proceeds thereof via Uniform Commercial Code Filing Position.   As of September 30, 2009, the outstanding balance on this line is $377,214.

5)

On April 24, 2009, the Company borrowed $25,000 from an investor on a short term basis.  The interest rate is ten percent.  The loan was due on May 24, 2009.  This loan is in default and the lender has instituted legal action. The loan is personally guaranteed by an officer and director of the Company.

6)

On August 10, 2009, the Company entered into a premium finance agreement with Guard Insurance  for the purchase of insurance.  The total amount financed was $3,410, with monthly payments of $854.

7)

On October 1, 2008, the Company borrowed $150,000 on a short term basis at fifteen percent interest compounded monthly and 125,000 shares of common stock valued at $22,500.  The note and interest were due on November 30, 2008.  An Officer of the Company guaranteed the loan. The loan is currently in default. Principal payments of $85,000 have been made and the outstanding principal balance is $65,000.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2008 is:

2009	$548,997
2010	––
2011	––
548,997
Current portion	548,997
$––

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

5.

Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes mature October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812.50 per note.  Total interest due September 30, 2009 is $40,725. Payments due under the note for January 1, April 1, July 1, and October 1, 2008 are currently in default.

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

The Company has evaluated the conversion feature under applicable accounting literature, including FASB ASC 815 “Derivatives and Hedging”, (ASC 815)  and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the nine months ended September 30, 2009 amounted to $24,323.  For the nine months ended September 30, 2009, and 2008, the Company recorded interest expense of $37,972  and $67,973 respectively on the convertible notes of which $87,659 is included in accrued expenses on the Company’s balance sheet.

6.

Note Receivable/Note Payable - Related Party

a)

During 2008 and 2007, certain officers of the Company made advances to the Company.  After repayment to the officers, the balance due the officers as of September 30, 2009, and December 2008, were $10,208 and $22,863, respectively.  Two of the advances are interest free and all are due upon demand.  Interest expense for the nine months ended September 30, 2009, and 2008 were $411 and $365, respectively.

7.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Payroll expense	$275,751	$167,902
Payroll tax expense	450,411	379,572
Penalties	133,310	486,903
Professional fees	11,000	50,438
Interest expense	190,351	141,296
Other	2,532	—
	$1,063,355	$1,226,111

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

l)

 On January 7, 2009, an officer and director was issued 526,000 shares of common stock for $10,521 of expenses.

m)

On January 7, 2009, a creditor converted $20,000 of debt into 1,000,000 shares of common stock.

n)

On February 12, 2009, an officer converted $20,000 of debt into 666,666 shares of common stock.

o)

On February 18, 2009, the company issued 10,000 shares of common stock to an investor for a loan extension fee of  $300.

p)

On March 9, 2009, the company issued 1,000,000 shares of common stock to a senior sales executive as a retention incentive package valued at $50,000.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

q)

On March 30, 2009, the Company sold 428,570 shares of common stock to an investor for $15,000.

r)

On April 6, 2009, the Company sold 2,000,000 shares of common stock to an investor for $100,000.

s)

On April 24, 2009, the Company sold 1,000,000 shares of common stock to an investor for $50,000.

t)

 On April 28, 2009, the Company converted $90,000 of debt into 1,250,000   shares of common stock.

u)

  On May 11, 2009, the Company converted $286,430 of debt comprised of $240,000 in principal and $46,430 in accrued interest into 4,163,487 shares of common stock.

v)

On May 11, 2009, the company converted $250,000 of accounts payable due to its manufacturing supplier into 4,604,428 shares of common stock.

w)

On July 23, 2009, the Company sold 828,800 shares of common stock for $41,440.

x)

On July 24, 2009, the Company sold 830,000 shares of common stock for $41,500.

y)

On July 28, 2009, the Company sold 828,000 shares of common stock for $41,480.

z)

On August 24, 2009, the Company issued 250,000 shares of common stock for $12,500 of consulting fees.

aa)

On August 14, 2009, the company entered into a consulting agreement and issued 300,000 shares of common stock for services in the amount of $15,000.

bb)

On August 24, 2009, the Company sold 441,220 shares of common stock to an investor for $44,122.

cc)

On September 4, 2009, the Company sold 600,000 shares of common stock for $30,000.

dd)

On September 30, 2009, the Company issued Crossroads’ Financial 250,000 shares of common stock as additional compensation per our current inventory financing line.

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

d)

On January 18, 2008, the Company retained a firm to provide management consulting, business advisory, shareholder information and public relation services. The term of the agreement is one year. The Company issued 35,000 Series B Convertible shares for services to be performed with a fair value $43,750 and paid $2,500 per month as compensation under the agreement.

e)

On March 24, 2008, the Company issued 389 shares of Series B Convertible Preferred Stock for services valued at $1,712.

f)

On April 1, 2008, the Company retained a marketing consultant for $15,000.  On April 21, 2008, the consultant agreed to convert his payable into 3,000 shares of Series B Convertible Shares.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

9.

Income Taxes

The Company adopted the provisions of FASB ASC 740, “Income Taxes” (ASC 740”)  on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

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

Summary of warrant activity as of September 30, 2009 and the changes during the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2009	200,000	$0.01	9.5
Granted	––	––		$––
Exercised	––	––
Forfeited, expired or cancelled	––	––		$––

Outstanding at September 30, 2009	200,000	$0.01	9.5

Exercisable at September 30, 2009	200,000	$0.01	9.5

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

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

c)

On June 1, 2007, the Company hired Steven A. Kempenich as its Chief Executive Officer and a   director of the Company.  His contract is a two-year agreement at $16,666 per month. In March, 2009, Mr. Kempenich sued the Company, and our directors and executives, Shawn Landgraf and Steven Rubakh, for, inter alia, breach of contract and the covenant of good faith and fair dealing, unjust enrichment, promissory estoppel, tortious interference with contract, trade libel, and violation of the New Jersey Wage Act.  On July 24, 2009 (the “Settlement Date”), we agreed to settle all matters involved in this case on the following basis: we would pay to Mr. Kempenich $10,000 within 30 days of the Settlement Date and would deliver to Mr. Kempenich shares of the Company’s common stock from certificates issued to an existing shareholder in September 2007 worth $15,000, the number of shares to be calculated by averaging the market prices of our common stock over the 30 days prior to the Settlement Date; Mr. Kempenich would be removed as a guarantor on two corporate loans, and the Defendants jointly and severally agreed to indemnify Mr. Kempenich against any liability under these loans; the parties agreed to mutual non-disparagement and non-defamation and that any public representations would be consistent therewith.

In accordance with the settlement agreement with Mr. Kempenich, on September 1st, 2009, we completed payment of $10,000 and transfer by an existing shareholder of 258,621 shares of our common stock to Mr. Kempenich (the number of shares being calculated to be worth $15,000 based on the 30 day average price of 5.8 cents for our common stock). Power Sports Factory was able write off $133,223 in debt as a result of this settlement.

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

SEPTEMBER 30, 2009

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

j)

On August 15, 2008, the Company hired Shawn Landgraf as the chief executive officer.  His salary is $120,000 per year.  He does not have a contract at this time.

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

m)

On October 23, 2008, the Company entered into an exclusive distribution agreement with Eurospeed, Inc., to distribute its Andretti product line to new and used automotive dealers in the U. S. and Canada.  The agreement calls for an initial purchase of six hundred units before November 30, 2008 and a minimum of seventy-five hundred units over the first twelve months of the agreement.  The Company’s manufacturer has agreed to supply Eurospeed with product in the event that the Company defaults under its manufacturing agreement.  The initial purchase date had been extended to December 30, 2008.  As of April, 2009 Eurospeed had not placed an initial order due to financing constraints.  This agreement has expired.

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

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

o)

On March 31, 2009, the Company subleased a portion of its warehouse space at its headquarters.  The sublease is on a month-to-month basis for 6,000 square feet at a monthly rate including CAM charges of $3,250.

p)

August 1st, 2009 the signed a letter of intent with Boyesen Engineering. The two companies have agreed to form a new wholly owned subsidiary of Power Sports Factory to design, manufacture and distribute all-new proprietary products and exclusively market all patented engine technologies owned by Boyesen Engineering.

14.

Subsequent Events

a)

On October 23, 2009, the Company entered into a modification of its licensing agreement with Andretti IV, LLC, for payments due for the year 2008 and 2009.  As of September 30, 2009, PSF had a balance of $1,340,000 due to Andretti IV, LLC.  Under the restructuring agreement, PSF made a commitment to pay $30,000 by October 23, 2009, $60,000 by December 1 and $60,000 by January 1,2010.  Upon receipt of the payments, and payment in full of the note, Andretti IV, LLC, agreed to forgive the remaining balance due for 2008 and 2009.  On October 23, 2009, the Company made a $30,000 payment towards this agreement.  The balance of the agreement is pending.

b)

On October 28 the company issued 500,000 shares of common stock as compensation for consultants that facilitated our letter of intent with Boyeson Engineering.

c)

On October 28, 2009, the Company sold 1,000,000 shares of common stock to an investor for $50,000.

d)

 November 1st, 2009, the company retained a consultant to assist in fund raising.  The Consultant was compensated 425,000 common shares for these services.

Legal Proceedings

A.

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592.07. The Company intends to settle this lawsuit.

B.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We have answered the complaint denying that the Company owes any amounts to plaintiff, and the case is in discovery.

C.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $134,965.12 for goods and/or services rendered.  The parties to this case have reached the following settlement. PSF will pay defendant $75,000 on the following dates: $25,000 on November 5, 2009, $25,000 on December 5, 2009, $15,000 on January 5, 2010 and $10,000 on April 5, 2010. We did not make the initial payment on November 5th, 2009.

D.

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

E.

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. The Company intends to settle this lawsuit.

POWER SPORTS FACTORY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

F.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services.  The Company intends to settle this lawsuit.

G.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services.  The Company intends to settle this lawsuit.

H.

Cananwill Inc. v. Power Sports Factory, Inc. Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,456.47 for financing services.  The Company intends to settle this lawsuit.

I.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to fight this lawsuit as 5WPR never performed any services under the contract.

J.

USA MotorToys v. Power Sports Factory, Inc.  On November 9, 2009 we received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to contest this as Power Sports Factory was never served with a complaint or summons.

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

Through PSF’s manufacturing relationships in China, it began to import and sell Power Sports products in the United States. Our products have been marketed mainly under the “Yamati” and “Andretti”, brands. At the beginning of 2007, we made the determination to focus primarily on the sales and distribution of motor scooters. We now sell the motor scooters that we import primarily to power sports dealers and a small portion through the internet.

Recent Developments

On May 1, 2009, we formed an Alternative Transportation Division named "BikeShareSource" (TM). This newly launched division will provide sustainable transportation solutions to municipalities and transit agencies, property managers and real estate developers, colleges and universities, hotels, parks and other transportation related businesses. We intend to plan, develop, distribute and operate solar powered Bike Sharing Stations, enabling bicycle sharing to be an integral part of the transportation system. In addition, we intend to partner with major car sharing companies to facilitate our bike sharing solution. Our services will include sustained transportation consulting and customized solutions development, software licensing, equipment manufacturing and distribution. In May, 2009, we announced  that we entered into a Joint Venture Agreement with CityRyde LLC, the premier Bike Share Consulting Company. CityRyde will provide us with product design, RFP development, and help grow our “Bike Share Source” Division. In August, 2009, we placed an order for Bike Sharing Systems, we will deploy our first installation in Philadelphia in the fourth quarter of 2009 in conjunction with our joint venture with CityRyde LLC.

Results of Operations

Nine Months Ended, September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we incurred a net loss of $1,517,398 as compared with a net loss of $2,602,164 for the comparable period in 2008, the decreased loss being primarily attributable to a decrease in our selling, general and administrative costs from $2,921,994 in 2008 to $1,318,513 in 2009, partially attributable to forgiveness of accrued expenses in the amount of $675,000 resulting from a settlement with the Internal Revenue Service, coupled with a decrease in net sales from $2,081,750 in 2008 to $507,705 in 2009, with cost of sales being $1,650,120 and $506,702, respectively, for these periods. Non-cash compensation increased in 2009 to $100,821 from

$-0- in 2008. Interest expense increased from $108,996 for the nine months ended September 30, 2008, to $198,669 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we incurred a net loss of $23,366, as compared with a net loss of $837,726 for the comparable period in 2008, the decreased loss being primarily attributable to a decrease in our selling, general and administrative costs from $809,198 in 2008 to $41,310 in 2009, which is partially attributable to forgiveness of accrued expenses in the amount of approximately $675,000 resulting from a settlement with the Internal Revenue Service, offset by a decrease in net sales from $671,616 in 2008 to $157,338 in 2009, with cost of sales being $658,601        and $183,959, respectively in these periods. Interest expense increased from $39,436 for the three months ended September 30, 2008, to $76,439 for the three months ended September 30, 2009.

Liquidity and Financial Resources

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of September 30, 2009, the Company had $1,722 of cash on hand. The Company has incurred a net loss of $1,517,398 in the nine months ended September 30, 2009, and has working capital and stockholders' deficiencies of $4,818,465 and $1,570,287, respectively, at September 30, 2009.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2009, we received proceeds of $363,542 from  equity financing and proceeds net of repayments from loans payable of $143,745.  We received proceeds of $5,000 from a loan from a related party, and made a payment of $17,655 on a note to a related party. We also had forgiveness of debt in the amount of approximately $133,223 attributable the settlement with Steven Kempenich. We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue the launch of our new Andretti brand.

We are required under our Settlement Agreement with Andretti IV LLC to make two final settlement payments of $60,000 on or before December 1, 2009 and of $60,000 on or before January 1, 2010. We are in the process of liquidating our obligations with Crossroads Financial.  The principal balance of this loan was $377,214 September 30, 2009, and $343,088 as November 13, 2009. We expect to have the Crossroads Financial balance paid off by December 31, 2009.  We also have approximately $373,474 in collection litigation against us, for which we will require capital in the near term.  Our obligations to the Internal Revenue Service total approximately $583,721, including employment taxes through September 30, 2009, which includes interest and penalties.

We expect that sale of our inventory bikes will provide us working capital of approximately $200,000; however, we will need to raise additional capital to meet the above obligations. There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements with Andretti IV LLC and Crossroads Financial, as well as planned settlement in litigation matters and with the Internal Revenue Service.  If we are unable to meet one or more of these obligations, we could be forced to file under the Federal Bankruptcy Code for protection from creditors.

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

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 18, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592.07. The Company intends to settle this lawsuit.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We have answered the complaint denying that the Company owes any amounts to plaintiff, and the case is in discovery.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $134,965.12 for goods and/or services rendered.  The parties to this case have reached the following settlement. PSF will pay defendant $75,000 on the following dates: $25,000 on November 5, 2009, $25,000 on December 5, 2009, $15,000 on January 5, 2010 and $10,000 on April 5, 2010. We did not make the initial payment on November 5th, 2009.

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

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. The Company intends to settle this lawsuit.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services.  The Company intends to settle this lawsuit.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services.  The Company intends to settle this lawsuit.

Cananwill Inc. v. Power Sports Factory, Inc. Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,456.47 for financing services.  The Company intends to settle this lawsuit.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to fight this lawsuit as 5WPR never performed any services under the contract.

USA MotorToys v. Power Sports Factory, Inc.  On November 9, 2009 we received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to fight this as Power Sports Factory was never served with a complaint or summons.

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
August 14, 2009	300,000 shares of common stock.	Consultant.	NA	$15,000/NA
August 24, 2009	250,000 shares of common stock.	Consultant.	NA	$12,500/NA
August 24, 2009	441,220 shares of common stock.	Private Investor.	NA	$44,122/NA

(1) The issuances to suppliers, lenders, consultants, investors and employees are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.

OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002
32.2	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SPORTS FACTORY, INC.

By:	/s/ Shawn Landgraf
Shawn Landgraf Chief Executive Officer

Date: November 19, 2009

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002
32.2	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.