Form 10-K
period 2009-12-31
Power Sports Factory, Inc
filed 2010-04-15
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File Number:  000-25385

POWER SPORTS FACTORY, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1853993
(State of other jurisdiction of incorporation r organization)	(I.R.S. Employer Identification No.)

300 Walnut Street, Philadelphia, PA	19106
(Address of principal executive offices)	(Zip Code)

(267) 546-9073
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☑

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.     ☐ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,571,603.

Number of shares of Common Stock outstanding as of April 13, 2010: 83,051,056.

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

Our Business

Power Sports Factory

PSF was formed in Delaware in June, 2003, and imports, markets, distributes and sells motorcycles and scooters. Through PSF’s manufacturing relationships in China, it began to import and sell Power Sports products in the United States. Its products have been marketed mainly under the “Strada” and “Yamati”, and recently under the “Andretti”, brands. At the beginning of 2007, PSF made the determination to focus primarily on the sales and distribution of motor scooters. PSF now sells the motor scooters that it imports primarily to power sports dealers and a small portion through the internet.  We have recently directed our activities through our “BikeShareSource”TM division at sustainable transportation solutions to municipalities and transit agencies and other transportation related businesses.

BikeShareSource Division

On May 1, 2009, we formed an Alternative Transportation Division named "BikeShareSource" (TM). This newly launched division will provide sustainable transportation solutions to municipalities and transit agencies, property managers and real estate developers, colleges and universities, hotels, parks and other transportation related businesses. We are, developing, distributing and operating solar powered Bike Sharing Stations, enabling bicycle sharing to be an integral part of the transportation system. In addition, we intend to partner with major universities, municipalities, transit agencies, real estate developers, hotels, parks and other transportation related businesses companies to facilitate our bike sharing solution. Our services will include sustained transportation consulting and customized solutions development, software licensing, equipment manufacturing and distribution.

Bike Sharing (also known as Community Bicycle Programs) as it exists today is an emerging form of environmentally friendly public transportation that incorporates information technology with shared bicycles, which allows for an alternative form of one-way transit for residents and visitors of a region. Imagine a service that gives citizens the convenience of a bike without all the hassles of storage, maintenance, etc. A few of the more noteworthy benefits of bike sharing include:

· Greater mobility

· Greater quality of human life and health found through exercise

· Reach destinations poorly served by public transit

· Reduced traffic congestion leading to quieter, safer and more livable streets

· Reduced carbon emissions (Green House Gases)

· Retention of 18-34 years of age demographic

· Further reinforce community’s position for leading in innovation and quality of life

· Creates employment opportunities

· Mitigated security concerns leading to reduced crime (bikers less likely to be assaulted   than walkers)

· Provides transportation-based case study prospects

· Increased amounts of disposable income for users

· Increased public transit ridership (subways, trolleys, buses, taxis, etc.)

· Greater environmental awareness across community

The main focus of the division will be on Bicycle Sharing Market, which is an emerging form of environmentally friendly public transportation that is growing at a significant pace. The number of bike sharing programs worldwide nearly doubled over the last 12 months, according to research information provided by CityRyde, LLC. Continued growth is expected primarily due to increased environmental impact awareness, increased usage of public transit systems and greater need for decreased traffic congestion.

PSF is currently participating in multiple bids and proposals for Bike Sharing Services in the United States. These projects are located in CO, OH, PA, MD and FL. In addition to the progress on potential sales, an upgraded Bike Sharing Station has been developed by our manufacturing partner. It now boasts dual-release option to rent bikes: using a cell phone or smart card – all powered by solar energy. This technological advancement makes our system more competitive by simplifying the bike renting and return process and significantly improves revenue generation for the system.

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

On February 14th, 2010, we entered into a Restructuring Agreement, amending our June 27, 2008 licensing agreement with Andretti IV, LLC (“Andretti”), with respect to payments due for the year 2008 and 2008.  As of December 31, 2009, the Company had a balance of $1,285,000 due to Andretti IV. Under the Restructuring Agreement, Provided (1) that the money is received into the Andretti IV account by wire transfer by close of business on Monday, February 22, 2010; (2) that PSF can demonstrate and represent that any and all usage of the Andretti name in all forms is discontinued immediately; and (3) any release concerning the termination by Andretti IV is submitted to us for review and our modification prior to distribution, Andretti IV would accept a lump sum payment of $50,000 in settlement of claims.  Upon receipt of these payments, Andretti agreed to forgive the remaining balance of license fees owed for 2008 and 2009. We did not pay the $50,000 payment and we believe Andretti IV will file a lawsuit against PSF in the near future.

We have a manufacturing arrangement for the territory of the United States and Puerto Rico with one of the largest manufacturers in China for our Andretti branded line of motor scooters, utilizing the designs of an Italian company purchased by this manufacturer.  We have not met the annual volume requirements for different models of scooters we purchase under this arrangement. We purchase motor scooters from other manufacturers from time to time.

Product Warranty Policies

Our product warranty policy is two years on major parts or 5,000 miles and three years on engines. In addition, the manufacturers of our parts and vehicles have their own warranty policies that limit our financial exposure to a certain extent during the first year of the warranty on major parts.

Marketing

We have one employee (other than our officers) involved in sales and marketing. We have relationships with over 100 dealers.

Competition

The motorscooter industry is highly competitive. The Company’s competitors include specialty companies as well as large motor vehicle companies with diversified product lines. Competitors of the company in the motorcycle and scooter category include Honda, Yamaha, Piaggio/Vespa, Keeway, Genuine Motor Company, Kymco, and United Motors. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, sales, marketing and distribution resources than Power Sports Factory. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the motorscooter industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which Power Sports Factory competes, further increasing competition. Power Sports Factory believes its ability to compete successfully depends on a number of factors including effective advertising and marketing, impressive design, high quality, and value.

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

Government Regulation

The motorcycles and scooters we distribute are subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. All motorscooters, components and manufactured parts are subject to Department of Transportation (“DOT”) standards. Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors to sell motor vehicles and scooters. Without this insurance we are not permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured product liability policy coverage of $1 million per occurrence. While we believe that this policy limit will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state’s insurance coverage requirements or that we will be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Agent for Service of Process

To comply and maintain with Federal regulations under National Highway Traffic Safety Administration (“NHTSA”), we act as Agent for Service of Process for all the products manufactured under the “Yamati” and “Strada” brand names.

Intellectual Property

We have trademarks for our “Power Sports Factory” brand name with the U.S. Patent and Trademark Office.

Employees

As of January 1, 2010, we had two employees (excluding our two executive officers), all of whom are employed at our Philadelphia, Pennsylvania offices. All of our employees were employed on a consulting basis including two salespersons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

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

Our success is heavily dependent upon the market acceptance of our Benelli and Yamati branded lines of motor scooters.  If we are unable to timely and appropriately respond to changing consumer demand, the brand names and brand images Power Sports Factory distributes may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated or associate those brands with styles of vehicles that are no longer popular.  We invest significantly in our branded presentation to the marketplace.  Lack of acceptance of our brands will have a material impact on the performance of the Company.

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

Accidents involving personal injury and property damage occur in the use of Power Sports Factory’s products.  Product liability insurance is presently maintained by the Company in the amount of $1,000,000 per occurrence. While Power Sports Factory does not have any pending product liability litigation, no assurance can be given that material product liability claims against Power Sports Factory will not be made in the future. Adverse determination of material product liability claims made against Power Sports Factory or a lapse in coverage could adversely affect our operating results or financial condition.

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

In an effort to penetrate markets in which the Company competes, some competitors may sell products at very low margins, or below cost, for sustained periods of time in order to gain market share and sales.  Additionally, some competitors may enjoy certain governmental subsidies that allow them to compete at substantially lower prices.  These events could substantially impact our ability to sell our product at profitable prices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are located at our 300 Walnut Street Philadelphia, Pennsylvania and comprise an approximately 1,000 square foot facility. We lease this facility under a 6 month lease with a monthly rental rate $1,900.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to the following lawsuits.

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592.07. The Company entered into a forbearance agreement with Yellow Transportation on January 7th, 2010. The agreement requires PSF to pay $5,000 per month to Yellow for 5 months starting in January. PSF failed to make the any payment on this forbearance agreement and expects Yellow to obtain a judgment against PSF.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We expect Liberty Mutual to obtain a judgment against us in the amount of $45,096.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $137,634.42 for goods and/or services rendered.  On October 15th, 2009 BTP and PSF reached a settlement agreement. The agreement states that PSF will pay BTP $75,000 in payments beginning on November 5th, 2009 and ending April 5th, 2010. Business Technology Partners filed a final judgment on December 7th in this case against us in the amount of $137,634.

Justin Gasarch v. Power Sports Factory, Inc.  The plaintiff in this case filed suit against the Company, Shawn Landgraf, our Chief Executive Officer, and a Company consultant on July 9, 2009. On April 24, 2009 Mr. Gasarch had loaned the Company $25,000 with a maturity date of May 24, 2009. Shawn Landgraf and the consultant sued in this case had personally guaranteed the loan.

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Fedex to obtain a judgment against us in the amount of $11,788.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services.  The Company intends to settle this lawsuit.

Aicco, Inc. v. Power Sports Factory, Inc.  The Company was sued on September 23rd, 2009 by Aicco Inc for $22,396.73 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Aicco to obtain a judgment against us in the amount of $22,396.73.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects RR Donnelly to obtain a judgment against us in the amount of $7,855.

Cananwill Inc. v. Power Sports Factory, Inc.  Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,456.47 for financing services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects Cananwill to obtain a judgment against us in the amount of $20,456.47.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to contest this lawsuit as 5WPR never performed any services under the contract.

1st Priority. 1st Priority filed suit against us in the Superior Court of New Jersey on October 22, 2009, for $41,538.16 for shipping services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects 1st Priority to obtain a judgment against us in the amount of $41538.16.

USA MotorToys v. Power Sports Factory, Inc. On November 9, 2009 we received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to contest this lawsuit as Power Sports Factory was never served with a complaint or summons.

Highroad Press filed suit against us on March 17th, 2010, in the Superior Court of New Jersey for the amount of $14,353, for printing services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects High Road Press to obtain a judgment against us in the amount of $14,353.

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "PSPF." As of April 1, 2010, the Company had approximately 117 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, mark downs or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on June 9, 1998.

2010	High	Low
First Quarter Ended March 31, 2010	$0.10	$0.03
2009

First Quarter Ended March 31, 2009	$0.19	$0.015
Second Quarter Ended June 30, 2009	0.22	0.05
Third Quarter Ended September 30, 2009	0.148	0.035
Fourth Quarter Ended December 31, 2009	0.12	0.042

2008
First Quarter Ended March 31, 2008	$0.80	$0.30
Second Quarter Ended June 30, 2008	1.05	0.32
Third Quarter Ended September 30, 2008	1.00	0.16
Fourth Quarter Ended December 31, 2008	0.25	0.01

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

Results of Operations for the Years ended December 31, 2009 and December 31, 2008

Revenues.   For the year ended December 31, 2009, net sales decreased to $798,486  from  $2,304,828, a decrease of approximately $1,500,000 from the year ended December 31, 2008.

Gross Profit.   Gross profit was approximately $(138,000) for the year ended December 31, 2009, compared to $356,726 for the year ended December 31, 2008, representing an decrease of approximately $495,000  over the previous year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to approximately $1,983,000 for the year ended December 31, 2009, from approximately $3,976,000 for the year ended December 31, 2008.  The higher selling, general and administrative expense in 2008 was mainly due to  increased accounting, legal and other costs associated with the acquisition of PSF, as well as increased staff expense.

Interest Expense.   Interest expense increased from $163,999 in fiscal 2008 to $296,015 in fiscal 2009. This increase was due primarily to increased corporate debt incurred in 2009.

Net loss.   Our net loss for the year ended December 31, 2009 was $2,308,775 compared to a net loss of $3,870,334 for the year ended December 31, 2008.

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

We will always require capital to purchase product inventory in an amount sufficient to the meet the demands of our dealers.  If we do not have inventory financing in place, our liquidity would necessarily be affected since we would be limited in ordering product.  There is no assurance that we will be successful in acquiring additional financing. If our product line does not meet with market acceptance, or we are unsuccessful in negotiating required financing for product sales, we would have to terminate operations and most likely file for reorganization.

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of December 31, 2009, the Company had $ -0-  of cash on hand. The Company has incurred a net loss of $2,308,775   in the year ended December 31, 2009, and has working capital and stockholders' deficiencies of $4,132,430  and $4,122,513, respectively, at December 31, 2009.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2009, we received net proceeds of $42,690 from loans payable, and $456,000 from the sale of our common stock.  In 2009, we also received proceeds of $20,000 from the sale of convertible debt.

We are required under our Settlement Agreement with Andretti IV LLC to make a final settlement payment of $50,000 on or before February 22nd, 2010. We are in the process of liquidating our obligations with Crossroads Financial.  The principal balance of this loan was $144,943 on April 12th, 2010. We expect to have the Crossroads Financial balance paid off by June 30th, 2010.  We also have approximately $375,000 in collection litigation against us, for which we will require capital in the near term.  Our obligations to the Internal Revenue Service total approximately $545,222 including employment taxes through December 31, 2009, which includes interest and penalties.

We expect that sale of our inventory bikes will provide us working capital of approximately $100,000; however, we will need to raise additional capital to meet the above obligations. There is no assurance that we will be able raise additional required capital to meet obligations arising from the settlements with Andretti IV LLC and Crossroads Financial, as well as planned settlement in litigation matters and with the Internal Revenue Service.  If we are unable to meet one or more of these obligations, we could be forced to file under the Federal Bankruptcy Code for protection from creditors.

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

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the accompanying notes to the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Power Sports Factory, Inc.
Philadelphia, PA

We have audited the accompanying consolidated balance sheets of Power Sports Factory, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Power Sports Factory, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA's Inc.

Madsen & Associates, CPA's Inc.

April 15, 2010

POWER SPORTS FACTORY, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2009	2008
Current Assets:
Cash	$-	$117
Accounts receivable - net of allowance of $24,000
and $ -0-	32,975	67,749
Inventory	932,285	1,735,181
Prepaid expenses	6,129	97,363
Total Current Assets	971,389	1,900,410

Property and equipment-net	9,918	25,135

Other assets	-	9,876

TOTAL ASSETS	$981,307	$1,935,421

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$2,840,622	$3,554,654
Account payable to related party	2,954	28,383
Notes payable to related party	19,508	22,863
Current portion of long-term debt	326,796	387,882
Convertible debt	300,000	501,356
Accrued expenses	1,099,404	1,226,211
Dividends Payable	477,488	673,176
Customer deposits	37,048	52,774

Total Current Liabilities	5,103,820	6,447,299

Long term liabilites:
Long-term debt - less current portion	-	7,370
Convertible debt - less current portion	-	24,323
Total Long-Term Liabilities	-	31,693

TOTAL LIABILITIES	5,103,820	6,478,992

Stockholders' Deficiency:
Preferred stock; stated at, as no par value - authorized
50,000,000 shares, Series B Convertible Preferred
Stock - outstanding -0- shares at December 31, 2009	-
and 2008
Common stock, stated at, as no par value - authorized
100,000,000 shares;
outstanding 77,725,647 shares at December 31, 2009
and 31,385,188 shares at December 31, 2008	8,206,061	5,476,228
Additional paid-in capital	456,000	456,000
Deficit	(12,784,574)	(10,475,799)

Total Stockholders' Deficiency	(4,122,513)	(4,543,571)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$981,307	$1,935,421

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Net sales	$798,486	$2,304,828

Costs and Expenses:
Cost of sales	936,849	1,948,102
Selling, general and administrative
expenses	1,983,296	3,976,554

	2,920,145	5,924,656

Loss from operations	(2,121,659)	(3,619,828)

Other income and expenses:
Forgiveness of debt	133,222
Acretion of beneficial conversion feature	(24,323)	(89,375)
Interest expense	(296,015)	(163,999)
Interest income	-	2,868
	(187,116)	(250,506)

Loss before benefit
from income taxes	(2,308,775)	(3,870,334)

Income tax benefit	-	-

Net loss	$(2,308,775)	$(3,870,334)

Loss per common share - basic
and diluted	$(0.05)	$(0.13)
Weighted average common shares -
Basic and diluted	50,309,884	30,880,325

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Common Stock		Additional
	Preferred	Stated		Stated	Paid-In
	Stock	Value	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2008	2,303,216	$2,687,450	4,925,213	$2,216,485	$355,000	$(6,605,465)	$(1,346,530)

Effect of one for twenty reverse stock split
Issuance of preferred stock for
services (valued at $2.50 to $7.00 per share)	39,103	63,543					63,543
Issuance of 200,000 warrants				80,000			80,000
Conversion of preferred stock into
common stock	(2,342,319)	(2,750,993)	23,423,190	2,750,993		-	-
Issuance of common stock for debt
(valued at $.08 per share)			1,262,500		101,000		101,000
Issuance of common stock for services
(valued at $.10 to $.70)			1,224,285	178,750			178,750
Conversion of debt for common stock			550,000	250,000			250,000
Net loss for the twelve months ended
December 31,2008	-					(3,870,334)	(3,870,334)

Balance at December 31,2008	-	-	31,385,188	5,476,228	456,000	(10,475,799)	(4,543,571)

Proceeds from sale of common stock			9,075,190	456,000			456,000
Issuance of common stock for debt
(valued at $.02-$.09 per share)			27,383,032	1691492	-		1,691,492
Issuance of common stock for services
and fees (valued at $.10 to $.70)			4,361,000	214,446			214,446
Conversion of debt for common stock			5,521,237	367,895			367,895
Net loss for the twelve months ended
December 31,2009	-					(2,308,775)	(2,308,775)

Balance at December 31,2009	-	$-	77,725,647	$8,206,061	$456,000	$(12,784,574)	$(4,122,513)

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2009	2008
CASH FLOW FROM
OPERATING ACTIVITIES:
Net loss	$(2,308,775)	$(3,870,334)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and
amortization	8,141	10,000
Non cash compensation	214,446	242,293
Forgiveness of debt	(133,222)	-
Non -cash fair value of warrants	-	80,000
Loss on abandonment of
leasehold improvements	7,076	-
Accretion of beneficial conversion feature	24,323	89,375
Changes in operating assets
and liabilities	1,672,559	2,668,967
Net cash used in
operating activities	(515,452)	(779,699)

CASH FLOW FROM
INVESTING ACTIVITIES:
Return of equipment	-	36,254

CASH FLOW FROM
FINANCING ACTIVITIES:
Proceeds from related parties	16,000	22,247
Payment to related parties	(19,355)	(25,850)
Proceeds from loans	547,500	601,920
Payments on loans	(504,810)	(115,901)
Proceeds from sale of common stock	456,000	-
Proceeds from convertible debt	20,000	250,000

Net cash provided by financing activities	515,335	732,416

See Notes to Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	December 31,
	2009	2008
Net decrease in cash	(117)	(11,029)

Cash - beginning of year	117	11,146

Cash - end of year	$-	$117

Changes in operating assets
and liabilities consists of:
(Increase)decrease in accounts receivable	$34,773	$(63,789)
( Increase)decrease in inventory	802,896	(797,479)
Decrease in prepaid expenses	91,234	37,956
Increase in accounts payable	833,294	2,406,098
Increase (decrease) in accrued expenses	(73,912)	1,033,407
Increase(decrease) in customer deposits	(15,726)	52,774
	$1,672,559	$2,668,967

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$189,114	$34,585

Non-cash financing activities
Issuance of preferred stock for services	$-	$63,543
Beneficial Conversion Feature	$24,323	$-
Issuance of warrants for services	$-	$80,000
Issuance of common stock for services	$214,446	$178,750
Issuance of common stock for debt	$2,273,833	$351,000

See Notes to Consolidated Financial Statements

Power Sports Factory, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2009 and 2008

1.  Description of Business and Summary of Significant Accounting Policies

ORGANIZATION

Power Sports Factory, Inc. (formerly Purchase Point Media Corp.), (the “Company”) was incorporated under the laws of the State of Minnesota.

The Company, through a reverse acquisition described below, is in the business of marketing, selling, importing and distributing motorcycles and scooters.  The Company principally imports products from China.  To date the Company has marketed the products significantly under the Yamati and Andretti brands.

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

On July 1, 2009, the Financial Accounting Standards Board ("FASB") established Accounting Standards Codification ("ASC") as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

GOING CONCERN

The Company’s consolidated financial statements for the year ended December 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates are used in determining such steps as accruals, income tax exposure, depreciable useful lives, allowance for doubtful accounts and valuation allowances.  Actual results could differ from those estimates.

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

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

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

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

ALLOWANCES FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded after title passes to the purchaser and are presented in the balance sheet net of allowance for doubtful accounts.  Accounts receivables are written off when they are deemed uncollectible.  The Company receives advances from customers prior to the delivery of the bikes.  The Company records these advance payments as Customer Deposits on the Company's consolidated balance sheet.  Customer deposits as of December 31, 2009 and 2008 were $37,048 and $52,774, respectively.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic condition in the industry, and the financial ability of its customers.  For the years ended December 31, 2009 and 2008, the Company established a reserve for doubtful accounts of $24,000 and $-0- respectively.

During the years ended December 31, 2009 and 2008, the Company wrote off receivables of $156,000 and $25,000, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations.

EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at December 31, 2009 and 2008 which include stock purchase warrants and convertible debt, are convertible into 650,000 and 3,250,000 common shares, respectively have been excluded from the computation as their effect is antidilutive.

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

STOCK BASED COMPENSATION

For the years ended December 31, 2009 and 2008, the Company issued -0- and 200,000 warrants and recorded consulting expense of $-0- and $80,000, respectively, the fair value of the warrants at the time of issuance.

For the years ended December 31, 2009 and 2008, the Company issued 4,361,000 and 1,214,285 of its common stock and recorded consulting expenses and fees of $214,446 and $178,750 respectively, fair value of the shares at the time of issuance.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

		Assets at Fair Value as of December 31, 2009 and 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Cash and cash equivalents	$-	$-	$-	$-
December 31, 2008
Cash and cash equivalents	$117	$117	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of December 31, 2009.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  The Company made changes to dividends payable but it had no effect on the statement of operations.

NEW FINANCIAL ACCOUNTING STANDARDS

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.  This implementation did not have a material impact on the Company's results of operations, financial condition or cash flows.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

2.  Inventories

The components of inventories are as follows:

	December 31,	December 31,
	2009	2008
Motor bikes	$684,209	$1,339,802
Parts	-	145,379
Deposits on Inventory	250,000	250,000
	$934,209	$1,735,181

On August 12, 2008, the Company entered into a Manufacturing Agreement, and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. For the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company.  The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period.  The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters.  As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson International Holdings Ltd. 500,000 shares of the Company’s common stock valued at $250,000.  The Company will begin to amortize this deposit in 2010.

3.  Property and Equipment

Property and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	December 31,	December 31,
	2009	2008
Equipment	$20,924	$41,898
Signs	7,040	7,040
	27,964	48,938
Less: accumulated depreciation	18,046	23,803
	$9,918	$25,135

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $8,141 and $10,000 and, respectively.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

4.  Long-term debt

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
Note payable to Five Point
Capital Inc. due May 2011;
interest at 18.45%; monthly
payments of $397	$-	$10,461

Note payable due April 30, 2008;
interest at 10% payable at
maturity (1)	68,645	68,645

Note payable to Cananwill, Inc due
August 1, 2009, interest at 8.84%;
monthly payments of $7,027	-	54,393

Note payable to Cananwill, Inc. due
August 1, 2009, interest at 8.59%
monthly payments of $2,807	-	21,753

Note payable to BankDirect
due January 12, 2010; interest at 8%
Monthly payments of $2,333	2,333	-

Note payable to Crossroads Financial due
January 9, 2010, interest 21% plus fees,
monthly payments variable	232,818	-

Note payable due May 24, 2009, interest
@ 10% per anum (5)	23,000	-

Note payable due June 15, 2008;
interest at 20.0% simple interest with a
private investor(s) (2)	-	240,000
	326,796	395,252
Less amounts due within one year	-	164,772
	$326,796	$230,480

For the years ended December 31, 2009 and 2008, the Company recorded interest expense of $122,994, and $163,999, respectively.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

1)
On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008.  As of December 31, 2009 the balance on this note is $68,645. This note is currently in default.  As of December 31, 2009, the Company owes accrued interest in the amount of $36,041.

2)
On April 15, 2008, the Company entered into a short term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008.  On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 1009.  On May 11, 2009, the $240,000 balance of the note and accrued interest in the amount of $46,430 was converted into 4,163,487 shares of common stock.

3)
On March 26, 2009, the Company entered into a premium finance agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $23,333, with and annual percentage rate of 8% and monthly payments of $2,333.  As of December 31, 2009, the amount due was $2,333.

4)
On January 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with Crossroads Debt LLC, a private investment company (the “Lender” or "Crossroads").  The loan is for a term of one year which is renewable under certain conditions and in the amount of $1,000,000.  Terms under the agreement include and origination fee of one and one-half percent,  interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of $350,000 and an early termination fee of $7,500 per month for every month still outstanding in the term.  The Lender has a first security interest in all accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, and general intangibles, letter of credit rights, commercial tort claims, deposit accounts, and the proceeds thereof via Uniform Commercial Code Filing Position.  The Company also issued Crossroads 250,000 shares of common stock, valued at $12,500, in connection with the agreement.  As of December 31, 2009, the outstanding balance on this line was $232,818.

The Company entered into a Loan and Security Agreement (the “Agreement”), dated January 9, 2009, by and between PSF, Inc. and Crossroads, pursuant to which advances to us of approximately $514,000 have been made. We are working with Crossroads to accelerate the liquidation of our inventory and pay the outstanding balance on the Agreement, which was approximately $144,943 as of April 12, 2010.

On April 6, 2010, we entered into a further agreement with Crossroads that provided for specified payments to Crossroads for sales of particular scooter models.  Crossroads specifically states that PSF is no longer in default on their loan and the new cash flow split is more advantageous to PSF. In addition, we agreed that we will sell at least 100 scooters in April, 150 scooters in May, and 150 scooters in June, 2010. We agreed to use our best efforts to facilitate scooter sales as quickly as possible. We agreed that in order to sell one X50, we must sell at least 10 units of another model. All other models would be sold in relation to their relative inventory levels.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

5)
On April 24, 2009, the Company borrowed $25,000 from an investor on a short-term basis.  The interest rate is 10% per anum.  The loan was due May 24, 2009.  In October, 2009, the Company paid $2,000 against the outstanding balance.  As of December 31, 2009, the balance due was $23,000.  The loan is currently in default and the lender has instituted legal action.  The loan is personally guaranteed by an officer and director of the Company.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2009 is:

2010	$326,796
2011	-
2012	-
326,796
Current portion	-
$326,796

5.  Convertible Debt

On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes matured October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812 per note.  Total interest due as of December 31, 2009 is $46,504. The notes, all of which are outstanding as at December 31, 2009,  are currently in default.

On November 2, 2007, the Company issued a convertible promissory note for $250,000 with interest at twelve (12%) percent.  The note matured on April 30, 2008.  The maturity date had been extended to October 1, 2008. The note was convertible, at the option of the holder, into 250,000 shares of the Company’s common stock. On August 6, 2008, this note and accrued interest of $25,000 were converted in to 550,000 common shares.

On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%.  The note originally matured on March 1, 2008 and was extended to August 15, 2008.  The note has the option to convert into common shares @ $1.00 per share.  The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.  On December 9, 2008, the investor executed an agreement with the Company’s new inventory financier in which the private investor accepted a $100,000 payment towards principal, subordinated his security interest to the new inventory financier and agreed to a stand still subject to written authorization from the new financier.  The note, of which $150,000 is due as of December 31, 2009, is currently in default.  As of December 31, 2009, the Company owed accrued interest in the amount of $52,559.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

On October 1, 2008, the Company borrowed $150,000 on a short term basis at 15% interest compounded monthly and 125,000 shares of common stock valued at $22,500.  The note and interest were due on November 30, 2008.  On January 5, 2009, the Company paid $85,000 against the note.  On December 31, 2009, the note balance and accrued interest of $16,465 were converted into 1,357,750 common shares.

The Company has evaluated the conversion feature under applicable accounting literature, including FASB ASC 815 “Derivatves and Hedging”, (ASC 815)  and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 is being accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the year ended December 31, 2009 amounted to $24,321.  For the years ended December 31, 2009, and 2008, the Company recorded interest expense of $44,493 and $76,734, respectively.

6.  Note Receivable/Note Payable - Related Party

a)  During 2008, certain officers of the Company made advances to the Company.  After repayment to the officers, the balance due the officers as of December 31, 2009, and 2008, were $19,508 and $22,863, respectively.  The advances are interest free and all are due upon demand.  Interest expense for the years ended December 31, 2009, and 2008 were $-0- and $494, respectively.

7.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008
Payroll expense	$342,117	$167,902
Payroll tax expense	419,812	379,572
Penalties	164,250	486,903
Professional fees	20,006	50,438
Interest expense	153,224	141,296
	$1,099,409	$1,226,111

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008
    8.  Stockholders’ Equity

    Common Stock

The Company is authorized to issue 100,000,000 shares of no par value common stock.    All the outstanding common stock is fully paid and non-assessable.  The total proceeds received for the common stock is the value used for the common stock.

During the year ended December 31, 2008, the Company issued 1,262,500 shares of common stock in exchange for accounts payable in the amount of $101,000.

During the year ended December 31, 2008, the Company issued 1,224,285 shares of common stock, valued at $.10 - $.70 per share, for services in the amount of $178,750, the fair value of the shares of the date of issuance.

During the year ended December 31, 2008, the Company issued 550,000 shares of common stock, valued at $.08 - $.45 per share, upon conversion of long-term debt of $250,000.

During the year ended December 31, 2009, the Company received proceeds of $456,000 from the sale of 9,075,190 shares of common stock.

During the year ended December 31, 2009, the Company issued 4,361,000 shares of common stock, valued at $.04 - $.05 per share, of which 526,000 shares were to related parties, for services and fees in the amount of $214,446, the fair value of the shares at the date of issuance.

During the year ended December 31, 2009, the Company issued 27,383,032 shares of common stock, valued at $.02 - $.09 per share, of which 666,666 shares were to related parties, in exchange for accounts payable in the amount of $1,691,492.

During the year ended December 31, 2009, the Company issued 5,521,237 shares of common stock, valued at $.06 - $.07 per share, upon conversion of long-term debt and accrued interest of $367,895.

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

In May 2008, the Company issued 39,103 shares of series B Convertible Preferred Stock for services valued at $63,543, the fair value of the services.

In June 2008, the Board of Directors converted all shares of Series B Convertible Preferred shares outstanding on that date into shares of common stock at the rate of 10 shares for each share of Series B Convertible Preferred Stock.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

9.  Income Taxes

The Company adopted the provisions of FASB ASC 740, "Income Taxes", ("ASC 740") on January 1, 2008.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will setup a liability for interest and penalties.  The Company policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

A reconciliation of taxes on loss computed at the federal stated rate to amounts provided:

	For the Years Ended
	December 31,
	2009	2008
Tax benefit computed at the statutory
rate of 34%:	$(784,766)	$(1,315,914)
Effect of unused operating losses	784,766	1,315,914
	$-	$-

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax.  The Company is subject to examination by various taxing jurisdictions.  To date, none of these examinations has resulted in any material additional tax.  Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations.  Significant judgment is required in determining the worldwide provisions for income taxes.  In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

Components of deferred income tax assets are as follows:

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008
	December 31,
	2009	2008
	Tax Effect
Deferred Tax Asset - Current
Net operating loss carryforward	$3,451,000	$2,672,000
Valuation allowance	(3,451,000)	(2,672,000)
	$-	$-

As of December 31, 2009, the Company recorded a deferred tax asset with a U.S. net operating loss ("NOL") carryforward of approximately $10.2 million that was fully offset by a valuation allowance due to the determination that it was more than likely that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's U.S. NOL expires in 2025.

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

Summary of warrant activity as of December 31, 2009 and the changes during the twelve months ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	200,000	$0.01	9.5 years
Granted	-	-		$-
Exercised	-	-
Forfeited, expired or cancelled	-	-		$-

Outstanding at December 31, 2009	200,000	$0.01	8.5 years

Exercisable at December 31, 2009	200,000	$0.01	8.5 years

11. Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF.  Following the share exchange, the Company intended to transfer the existing business relating to the development of lastword® to its subsidiary, The Last Word Inc.  To distribute the existing business of the Company to the shareholders, the Board of Directors of Purchase Point Media Corporation ("PPMC") declared a dividend, payable in common stock of the subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date.  The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, the subsidiary holding the lastword® technology would have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the Securities and Exchange Commission.  The Company intended to file the registration statement as soon as practicable.  As of December 31, 2009, the registration statement had not been filed.  During the year ended December 31, 2009, $30,000 of the intended liabilities has been transferred to accrued expenses and $165,688 was converted into 82,844 shares of common stock.  As of December 31, 2009 and 2008, the dividend payable in the amount of $477,488 and $673,176, respectively, represents the net liabilities that will be assumed by The Last Word Inc.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

12. Forgiveness of Debt

During the year ended December 31, 2009, expenses in the amount of $133,222 from prior years were forgiven.  The Company recorded a forgiveness of debt for this amount and the amount is included in the Company's consolidated statement of operations for the year ended December 31, 2009.

13. Commitments and Contingencies

a)
On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  The agreement calls for a minimum annual guarantee.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008.  A minimum payment of $250,000 was also due on July 31, 2008.  These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008.  In addition, after certain volume targets are met, Andretti IV LLC receives a per bike fee.  On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share.  The warrant expires December 31, 2017.  The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007.  The Company paid $50,000 as a licensing fee in 2007.  The Company has paid $50,000 in 2008. The warrant has been accounted for at its fair value. On June 27, 2008, the Company entered into a second licensing agreement with Andretti IV, LLC, to further utilize the name Andretti in the branding and sale of its Yamati brand line.  The term of the agreement is through December 31, 2018.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti Yamati line”.  The agreement calls for a Minimum Annual Guarantee.  Minimum payment of $45,000 was due on September 30, 2008.  A minimum payment of $45,000 was also due on December 31, 2008.  These payments have not been made.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Yamati Line” it may elect to terminate the licensing agreement.  On April 24, 2009, the Company made a $30,000 payment towards this agreement.  On December 12th, 2009 the company made a payment of $25,000 towards the balance. On February 14th, 2010, the Company entered into a Restructuring Agreement, amending our June 27, 2008 licensing agreement with Andretti IV, LLC (“Andretti”), with respect to payments due for the year 2008 and 2009  As of December 31, 2009, the Company had a balance of $1,285,000 due to Andretti IV. Under the Restructuring Agreement, Provided (1) that the money is received into the Andretti IV account by wire transfer by close of business on Monday, February 22, 2010; (2) that PSF can demonstrate and represent that any and all usage of the Andretti name in all forms is discontinued immediately; and (3) any release concerning the termination by Andretti IV is submitted to us for review and our modification prior to distribution, Andretti IV would accept a lump sum payment of $50,000 in settlement of claims.  Upon receipt of these payments, Andretti agreed to forgive the remaining balance of license fees owed for 2008 and 2009. The Company did not pay the $50,000 payment.  Should the Company not reach an agreement with Andretti IV, the licensing agreement will terminate and the Company expects to incur litigation with Andretti IV.

b)
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

c)
On October 23, 2008, the Company entered into an exclusive distribution agreement with Eurospeed, Inc., to distribute its Andretti product line to new and used automotive dealers in the U. S. and Canada.  The agreement calls for an initial purchase of six hundred units before November 30, 2008 and a minimum of seventy-five hundred units over the first twelve months of the agreement.  The Company’s manufacturer has agreed to supply Eurospeed with product in the event that the Company defaults under its manufacturing agreement.  The initial purchase date had been extended to December 30, 2008.  As of April, 2009 Eurospeed has not placed an initial order due to financing constraints.  As of December 31, 2009, the agreement has expired.

Power Sports Factory, Inc.
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2009 and 2008

14. Legal Proceedings

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592.07. The Company entered into a forbearance agreement with Yellow Transportation on January 7th, 2010. The agreement requires PSF to pay $5,000 per month to Yellow for 5 months starting in January. PSF failed to make the any payment on this forbearance agreement and expects Yellow to obtain a judgment against PSF.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered.  We expect Liberty Mutual to obtain a judgment against us in the amount of $45,096.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $137,634.42 for goods and/or services rendered.  On October 15th, 2009 BTP and PSF reached a settlement agreement. The agreement states that PSF will pay BTP $75,000 in payments beginning on November 5th, 2009 and ending April 5th, 2010. Business Technology Partners filed a final judgment on December 7th in this case against us in the amount of $137,634.

Justin Gasarch v. Power Sports Factory, Inc.  The plaintiff in this case filed suit against the Company, Shawn Landgraf, our Chief Executive Officer, and a Company consultant on July 9, 2009. On April 24, 2009 Mr. Gasarch had loaned the Company $25,000 with a maturity date of May 24, 2009. Shawn Landgraf and the consultant sued in this case had personally guaranteed the loan.

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Fedex to obtain a judgment against us in the amount of $11,788.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services.  The Company intends to settle this lawsuit.

Aicco, Inc. v. Power Sports Factory, Inc.  The Company was sued on September 23rd, 2009 by Aicco Inc for $22,396.73 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Aicco to obtain a judgment against us in the amount of $22,396.73.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects RR Donnelly to obtain a judgment against us in the amount of $7,855.

Cananwill Inc. v. Power Sports Factory, Inc.  Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,456.47 for financing services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects Cananwill to obtain a judgment against us in the amount of $20,456.47.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to contest this lawsuit as 5WPR never performed any services under the contract.

1st Priority. 1st Priority filed suit against us in the Superior Court of New Jersey on October 22, 2009, for $41,538.16 for shipping services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects 1st Priority to obtain a judgment against us in the amount of $41538.16.

USA MotorToys v. Power Sports Factory, Inc. On November 9, 2009 we received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to contest this lawsuit as Power Sports Factory was never served with a complaint or summons.

Highroad Press filed suit against us on March 17th, 2010, in the Superior Court of New Jersey for the amount of $14,353, for printing services. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects High Road Press to obtain a judgment against us in the amount of $14,353.

15.  Subsequent Events

a.	On January 1st, 2010 the Company signed a six month lease for office space at 300 Walnut Street Philadelphia, PA. The lease is for $1,900 a month and $200 a month for parking.
b.	On March 18th, 2010, the Company converted $324,369 of accounts payable due to its manufacturing supplier into 4,633,843 shares of common stock.
c.
On March 23rd, 2010 the Company issued 1,000,000 common shares to Juggernaut Financial as part of a consulting agreement. Juggernaut will provide the company with business development, merger and acquisition strategy, corporate finance and strategic partnership consulting.

        Subsequent events have been evaluated through April 15th, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A (T). CONTROLS AND PROCEDURES.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T). CONTROLS AND PROCEDURES.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of the Company as at April 1, 2010:

Name	Age	Position
Steve Rubakh	49	President, Acting Chief
		Financial Officer and Director
Shawn Landgraf	37	Chief Executive Officer,
		Acting Secretary and Director

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

The following is a brief summary of the business experience of each of the directors and executive officers of the Company:

Steve Rubakh,  Founder of PSF and President

Steve Rubakh, age 49, founded Power Sports Factory, Inc., in June, 2003 and currently serves as the President. Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry. From 1987 to 1992 Mr. Rubakh was the owner and operator of Gold Connection, a fine gem retail operation in Atlantic City.  Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.

Shawn Landgraf, Chief Executive Officer

Shawn Landgraf, age 37, graduated with honors from The Smeal College of Business at the Pennsylvania State University in 1995.  From 2001 to present, he has served as Chairman and CEO of Magnus Associates, a Management Consulting firm with advisory expertise in domestic and international private equity, investment banking, and business development matters. Mr. Landgraf currently is responsible for Magnus Associates new business generation, investment strategy and overall company direction.

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

Section 16(A) Beneficial Ownership Reporting Compliance

In fiscal 2009, we believe that Mr. Landgraf has complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Landgraf did not file a Form 3 or a Form 4 required to be filed in 2008.  A Form 5 for 2008 was filed by Mr. Landgraf on April 13th, 2010. Mr. Rubakh failed to file Form 4's for transactions by him in our common stock in 2008 and 2009. Mr. Rubakh is reviewing his transactions in our common stock to identify Section 16(a) filings that are required to be made for transactions in 2008 and 2009.

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

Item 11.  Executive Compensation.

The following table sets forth information for the years ended December 31, 2009, 2008 and 2007 concerning the compensation paid or awarded to the Chief Executive Officer and President of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Steven A. Kempenich, Chief Executive Officer	2007	$115,385							$115,385
	2008	$126,922							$126,922
Steve Rubakh, President and Chief Financial Officer	2007	$255,129							$255,129
	2008	$165,000							$165,000
	2009	$30,000							$30,000
Shawn Landgraf, Chief Executive Officer	2008	$51,000							$51,000
	2009	$21,000							$21,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 2, 2010, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of March 2, 2010, there were 77,117,213 shares of common stock outstanding.

Name of Stockholder	Number of Shares of Common Stock Owned Beneficially at March 2, 2010	% Outstanding Stock at March 2, 2010
Steve Rubakh (1)(2)	6,490,277	8.41%
Shawn Landgraf (1)	2,825,234	3.66%
Kurt Landgraf (1)	4,800,000	6.22%
Liu Guanghui (3)	7,395,761	9.59%
Dickson International Holdings Ltd (4)	4,604,428	5.97%
All Officers and Directors as a Group	9,315,511	12.07%

(1)	The addresses of Messrs. Rubakh, Landgraf and Landgraf are c/o Power Sports Factory, Inc., 300 Walnut Street Philadelphia, Pennsylvania 19106

(2)
Mr. Rubakh owns 3,497,678 shares of common stock directly, and beneficially owns an aggregate of 2,992,599 shares indirectly, which shares are owned by his children Dean Rubakh (936,220 shares), Harley Rubakh (685,000 shares), Jordan Rubakh (686,379 shares), and Paige Rubakh (685,000 shares).

(3)	The address of Mr. Guanghui is Rm. 1001, Blk 69#1, XRWN Garden, Xngzhou Zhuahai, Guandong, China

(4)	The address of Dickson International Holdings Ltd. is Rm. 1903-6, 19/F, 272-284 Des Voeux, Road Central, Hong Kong.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As part of the acquisition of PSF, on May 14, 2007, the Company issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement governing the acquisition, that provided for a completion of the acquisition of PSF at a closing held on September 5, 2007. At the closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock (the “Preferred Stock”) to the shareholders of PSF, including 402,800 shares to Mr. Rubakh, who is now our President and a director, and 185,833 shares to Steven A. Kempenich, our former Chief Executive Officer and a former director, to complete the acquisition of PSF by us.  Each share of Preferred Stock was convertible into 10 shares of our Common Stock.

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

Audit Fees.  Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended June 30, 2009 and 2008 are approximately $35,000 and $9,575, respectively.

Audit fees expected to be billed to us by Madsen & Associates, CPA's Inc. for the audit of financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended June 30, 2009 and 2008 are approximately $18,000 and $9,575, respectively.

Audit-Related Fees.  We have been billed $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2009 and 2008, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees.  We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA's Inc. for the fiscal years ended December 31, 2009 and 2008, respectively, for tax services.

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

10(k)
Settlement Agreement, dated October 23, 2009, between the Company and Andretti IV, LLC. (Incorporated by Reference to Exhibit 10(k) to the Company’s Current Report on Form 8-K, filed October 23, 2009.)

10(l)	Agreement, dated April 6, 2010, between the Company and Crossroads Debt LLC. (Incorporated by reference to Exhibit 10(l) to the Company’s Current Report on Form 8-K, filed April 13, 2010.)

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

POWER SPORTS FACTORY, INC.

By:	/s/ Shawn Landgraf	April 15, 2010
Chief Executive Officer

	/s/ Steve Rubakh	April 15, 2010
Steve Rubakh,
President, Chief Financial Officer and Director

	/s/ Shawn Landgraf	April 15, 2010
Shawn Landgraf
Chief Executive Officer, Secretary and Director