Form 10-Q
period 2010-03-31
Power Sports Factory, Inc
filed 2010-06-23
CIK 1001065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

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
 (Address of Principal Executive Office) (Zip Code)

(267-546-9073)
 (Registrant’s Telephone number, Including Area Code)

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

The number of shares outstanding the issuer's common stock, no par value, was 100,000,000 as of June 22, 2010.

i

Item 1.  Financial Statements
Power Sports Factory, Inc.

I N D E X

Page No.
Consolidated Balance Sheets as at March 31, 2010 and December 31, 2009 (Unaudited)	2
Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3
Consolidated Statements of Stockholders' Deficiency For the Period Ended March 31, 2010 (Unaudited)	4
Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2010 and 2009 (Unaudited)	5-6
Notes to Unaudited Consolidated Financial Statements	7

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2009.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

POWER SPORTS FACTORY, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31,	December 31,
	2010	2009
Current Assets:
Cash	$947	$-
Accounts receivable - net of allowance of $46,362
and $24,000	47,118	32,975
Inventory	664,305	932,285
Prepaid expenses	20,462	6,129
Total Current Assets	732,832	971,389

Property and equipment-net	8,770	9,918

TOTAL ASSETS	$741,602	$981,307

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$2,685,425	$2,840,622
Account payable to related party	3,575	2,954
Notes payable to related party	6,160	19,508
Current portion of long-term debt	240,554	326,796
Convertible debt	300,000	300,000
Accrued expenses	1,178,404	1,099,404
Dividends Payable	477,488	477,488
Customer deposits	36,048	37,048

Total Current Liabilities	4,927,654	5,103,820

Stockholders' Deficiency:
Preferred stock; stated at, as no par value - authorized
50,000,000 shares, Series B Convertible Preferred
Stock - outstanding -0- shares at March 31, 2010
and December 31, 2009	-	-
Common stock, stated at, as no par value - authorized
100,000,000 shares;
outstanding 83,359,490 shares at March 31, 2010
and 77,725,647 shares at December 31, 2009	8,365,076	8,206,061
Additional paid-in capital	456,000	456,000
Stock to be issued	31,053	-
Deficit	(13,038,181)	(12,784,574)

Total Stockholders' Deficiency	(4,186,052)	(4,122,513)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$741,602	$981,307

See Notes To Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
Net sales	$249,508	$132,189

Costs and Expenses:
Cost of sales	287,496	151,593
Selling, general and administrative
expenses	164,720	967,580

	452,216	1,119,173

Loss from operations	(202,708)	(986,984)

Other income and expenses:
Acretion of beneficial conversion feature	-	(12,313)
Interest expense	(50,899)	(71,753)
	(50,899)	(84,065)

Loss before benefit
from income taxes	(253,607)	(1,071,049)

Income tax benefit	-	-

Net loss	$(253,607)	$(1,071,049)

Loss per common share - basic
and diluted	$(0.00)	$(0.03)
Weighted average common shares -
Basic and diluted	78,273,333	37,531,818

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

			Common Stock		Additional	Value
	Preferred	Stated		Stated	Paid-In	0f Stock
	Stock	Value	Shares	Value	Capital	to be Issued	Deficit	Total
Balance at January 1, 2009	-	$-	31,385,188	$5,476,228	$456,000	$-	$(10,475,799)	$(4,543,571)

Proceeds from sale of common stock			9,075,190	456,000				456,000
Issuance of common stock for debt
(valued at $.02-$.09 per share)			27,383,032	1691492	-			1,691,492
Issuance of common stock for services
and fees (valued at $.10 to $.70)			4,361,000	214,446				214,446
Conversion of debt for common stock			5,521,237	367,895				367,895
Net loss for the twelve months ended
December 31,2009	-						(2,308,775)	(2,308,775)

Balance at December 31,2009	-	-	77,725,647	8,206,061	456,000	-	-12,784,574	-4,122,513

						31,053		31,053
Issuance of common stock for debt
(valued at $.03 per share)			4,633,843	139,015	-		-	139,015
Issuance of common stock for services
and fees (valued at $.02)			1,000,000	20,000	-		-	20,000

Net loss							(253,607)	(253,607)
Balance, March 31, 2010	-	$-	83,359,490	$8,365,076	$456,000	$31,053	$(13,038,181)	$(4,186,052)

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOW FROM
OPERATING ACTIVITIES:
Net loss	$(253,607)	$(1,071,049)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and
amortization	1,148	2,244
Non cash compensation	20,000	73,321
Accretion of beneficial conversion feature	-	12,313

Changes in operating assets
and liabilities	301,943	688,110
Net cash used in
operating activities	69,484	(295,061)

CASH FLOW FROM
INVESTING ACTIVITIES:
Security deposit	-	(1,224)

CASH FLOW FROM
FINANCING ACTIVITIES:
Payment to related parties	(13,348)	(7,000)
Proceeds from loans	4,500	522,500
Payments on loans	(90,742)	(219,221)
Proceeds from stock to be issued	31,053	-

Net cash provided by financing activities	(68,537)	296,279

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
Net increase (decrease) in cash	947	(6)

Cash - beginning of period	-	117

Cash - end of period	$947	$111

Changes in operating assets
and liabilities consists of:
(Increase) decrease in accounts receivable	$(14,143)	$15,903
Decrease in inventory	267,980	104,569
(Increase) decrease in prepaid expenses	(14,333)	4,836
Increase (decrease) in accounts payable	(15,561)	207,224
Increase in accrued expenses	79,000	356,724
Decrease) in customer deposits	(1,000)	(1,146)
	$301,943	$688,110

Supplementary information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$16,950	$37,924

Non-cash financing activities
Issuance of common stock for services	$20,000	$73,321
Issuance of common stock for debt	$139,015	$150,000

See Notes to Unaudited Consolidated Financial Statements

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

GOING CONCERN

The Company’s consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

2.    EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period.  All potentially dilutive securities at March 31, 2010 and 2009 which include stock purchase warrants and convertible debt, are convertible into 8,150,000 and 8,150,000 common shares, respectively have been excluded from the computation as their effect is antidilutive.

3.    FAIR VALUE MEASUREMENT

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets
Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Assets at Fair Value as of March 31, 2010 and December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Cash and cash equivalents	$947	$947	$-	$-
December 31, 2009
Cash and cash equivalents	$-	$-	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of March 31, 2010.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2010	2009
Motor bikes	$414,305	$684,209
Deposits on Inventory	250,000	250,000
	$664,305	$934,209

In August 12, 2008, the Company entered into a Manufacturing Agreement, and subsequently entered into an Amendment thereto, with Dickson International Holdings Ltd. For the manufacture of Andretti/Benelli branded motor scooters for the exclusive distribution thereof in the United States by the Company.  The Manufacturing Agreement is for a term of two years and is renewable for successive two-year terms unless either party gives notice of termination in advance of the renewal period.  The Company is required to use commercially reasonable efforts to purchase certain minimum quantities of motor scooters.  As an initial deposit under the Manufacturing Agreement, the Company issued to Dickson International Holdings Ltd. 500,000 shares of the Company’s common stock valued at $250,000.  The Company will begin to amortize this deposit in the second quarter of 2010.

5.	Property and Equipment

Property and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	March 31,	December 31,
	2010	2009
Equipment	$20,924	$20,924
Signs	7,040	7,040
	27,964	27,964
Less: accumulated depreciation	19,194	18,046
	$8,770	$9,918

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $1,148 and $2,244, respectively.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

6.      Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Note payable due April 30, 2008;
interest at 10% payable at
maturity (1)	$68,645	$68,645

Note payable to BankDirect
due January 12, 2010; interest at 8%
Monthly payments of $2,333(2)	-	2,333

Note payable to Crossroads Financial due
January 9, 2010, interest 21% plus fees,
monthly payments variable(3)	144,409	232,818

Note payable due May 24, 2009, interest
@ 10% per anum (4)	23,000	23,000

Note payable due September 10, 2010, interest
@ 10% per anum (5)	4,500	-

	240,554	326,796
Less amounts due within one year	240,554	326,796
	$-	$-

For the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $20,088, and $28,908, respectively.

1) On July 31, 2007, the Company borrowed $80,000 from an investor.  The note matured on April 30, 2008 at which time the principal amount plus ten percent interest was due. The maturity date was extended to May 30, 2008 and then extended to October 1, 2008. The Company issued 10,000 shares of the Company’s common stock valued at $3,000, as additional consideration with the loan, subsequent to March 31, 2008.  As of March 31, 2010 and December 31, 2009, the balance on this note is $68,645. This note is currently in default.  As of March 31, 2010, the Company owes accrued interest in the amount of $38,272. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $2,231 and $2,025, respectively.

2) On March 26, 2009, the Company entered into a premium finance agreement with Bank Direct Capital Finance for the purchase of insurance.  The total amount financed was $23,333, with and annual percentage rate of 8% and monthly payments of $2,333.  The loan was paid in full in January 2010. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $226 and $339, respectively.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

3) On January 9, 2009, the Company entered into a revolving credit loan (the “Credit Facility”) with Crossroads Debt LLC, a private investment company (the “Lender” or "Crossroads").  The loan is for a term of one year which is renewable under certain conditions and in the amount of $1,000,000.  Terms under the agreement include and origination fee of one and one-half percent,  interest of one and three-quarters percent per month, a collateral management fee of one-half percent a month, an advance rate of fifty percent of cost, which includes supplier invoice, freight and customs, with a maturity on advances of one hundred and twenty days, audit fees, a minimum outstanding balance requirement of $350,000 and an early termination fee of $7,500 per month for every month still outstanding in the term.  The Lender has a first security interest in all accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, and general intangibles, letter of credit rights, commercial tort claims, deposit accounts, and the proceeds thereof via Uniform Commercial Code Filing Position.  The Company also issued Crossroads 250,000 shares of common stock, valued at $12,500, in connection with the agreement.  As of March 31, 2010 and December 31, 2009, the outstanding balance on this line was $144,409 and $232,818, respectively. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $16,950 and $26,544 respectively.

The Company entered into a Loan and Security Agreement (the “Agreement”), dated January 9, 2010, by and between PSF, Inc. and Crossroads, pursuant to which advances to us of approximately $514,000 have been made. We are working with Crossroads to accelerate the liquidation of our inventory and pay the outstanding balance on the Agreement, which was approximately $98,000 as of June 20, 2010.

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

4) On April 24, 2009, the Company borrowed $25,000 from an investor on a short-term basis.  The interest rate is 10% per anum.  The loan was due May 24, 2009.  In October, 2009, the Company paid $2,000 against the outstanding balance.  As of March 31, 2010, the balance due was $23,000. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $623 and $0, respectively.

5) On March 10, 2010, the Company borrowed $4,500 from an investor on a short-term basis.  The interest rate is 10% per anum.  The loan is due September 10, 2010. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $58 and $0, respectively.

The aggregate amounts of all long-term debt to be repaid for the year following December 31, 2009 is:

2010	$240,554
2011	-
2012	-
240,554
Current portion	-
$240,554

7.	Convertible Debt

1) On September 7, 2007, the Company issued four convertible promissory notes for a total of $150,000 with interest at twelve (12.0%) percent.  The notes matured October 1, 2009.  The notes are convertible, at the option of the holders, into 300,000 shares of the Company’s common stock.  Quarterly interest and principal payments are $5,812 per note.  Total interest due as of March 31, 2010 is $52,458. The notes, all of which are outstanding as at March 31, 2010, are currently in default. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $5,954 and $5,284 respectively.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

2) On January 4, 2008, the Company entered into a short term secured convertible promissory note with a private investor for $250,000 at an annual simple interest rate of 15%.  The note originally matured on March 1, 2008 and was extended to August 15, 2008.  The note has the option to convert into common shares @ $1.00 per share.  The Company granted the investor a security interest in all of the Company’s right, title and interest in all inventory of motorcycles, motor scooters, parts accessories and all proceeds of any and all of same including insurance payments and cash.  On December 9, 2008, the investor executed an agreement with the Company’s new inventory financier in which the private investor accepted a $100,000 payment towards principal, subordinated his security interest to the new inventory financier and agreed to a stand still subject to written authorization from the new financier.  The note, of which $150,000 is due as of December 31, 2009, is currently in default.  As of March 31, 2010, the Company owed accrued interest in the amount of $58,184. For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $ 5,625 and $5,625, respectively.

The Company has evaluated the conversion feature under applicable accounting literature, including FASB ASC 815 “Derivatves and Hedging”, (ASC 815)  and concluded that none of these features should be respectively accounted for as derivatives.  The difference between the conversion of $650,000 and the fair value of the common stock into which the debt is convertible of $470,000 was included as additional paid in capital based on the conversion discount. The beneficial conversion factor in the amount of $180,000 has been accreted over the lives of the outstanding debt.  Accretion expense of the beneficial conversion feature for the three months ended March 31, 2010 and 2009 amounted to $0 and $12,313, respectively.  For the three months ended March 31, 2010, and 2009, the Company recorded interest expense of $11,579 and $18,352, respectively.

8.	Note Receivable/Note Payable - Related Party

During 2008, certain officers of the Company made advances to the Company.  After repayment to the officers, the balance due the officers as of March 31, 2010 and 2009, were $6,160 and $19,508, respectively.  The advances are interest free and all are due upon demand.

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Payroll expense	$385,177	$342,117
Payroll tax expense	416,575	419,812
Penalties	202,479	164,245
Professional fees	5,000	20,006
Interest expense	169,173	153,224
	$1,178,404	$1,099,404

10.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of no par value common stock.    All the outstanding common stock is fully paid and non-assessable.  The total proceeds received for the common stock is the value used for the common stock.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the year ended December 31, 2009, the Company received proceeds of $456,000 from the sale of 9,075,190 shares of common stock. During the quarter ended March 31, 2010, the Company received proceeds of $0 from the sale of shares of common stock.

During the year ended December 31, 2009, the Company issued 4,361,000 shares of common stock, valued at $.04 - $.05 per share, of which 526,000 shares were to related parties, for services and fees in the amount of $214,446, the fair value of the shares at the date of issuance. During the quarter ended March 31, 2010, the Company issued 1,000,000 shares of common stock, valued at $.02 per share, for services and fees in the amount of $20,000, the fair value of the shares at the date of issuance.

During the year ended December 31, 2009, the Company issued 27,383,032 shares of common stock, valued at $.02 - $.09 per share, of which 666,666 shares were to related parties, in exchange for accounts payable in the amount of $1,691,492. During the quarter ended March 31, 2010, the Company issued 4,633,843 shares of common stock, valued at $.03 per share, in exchange for accounts payable in the amount of $139.015.

During the year ended December 31, 2009, the Company issued 5,521,237 shares of common stock, valued at $.06 - $.07 per share, upon conversion of long-term debt and accrued interest of $367,895. During the quarter ended March 31, 2010, the Company issued 0 shares of common stock, valued at $.0 per share

On April 15, 2008, the Company entered into a short-term promissory note with a private investor in the amount of $300,000.  The interest rate is a simple twenty percent and the note matures on June 15, 2008.  On March 12, 2009, the Company issued 250,000 shares to the investor as compensation valued at $12,500 for an extension on this loan until July 1, 1009.  On May 11, 2009, the $240,000 balance of the note and accrued interest in the amount of $46,430 was converted into 4,163,487 shares of common stock.

On March 23, 2010, the Company issued 1,000,000 shares to a consultant as compensation valued at $20,000 for Merger and Acquisition consulting services.

On March 23, 2010, the Company issued 4,633,843 shares to our manufacturing partner to convert $139,015 of accounts payable.

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

11.	Income Taxes

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

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

12.	Warrants

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

Summary of warrant activity as of March 31, 2010 and the changes during the three months ended March 31, 2010:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2010	200,000	$0.01	8.5 Years
Granted	-	-		$-
Exercised	-	-
Forfeited, expired or cancelled	-	-		$-

Outstanding at March 31, 2010	200,000	$0.01	8.25 Years

Exercisable at March 31, 2010	200,000	$0.01	8.25 Years

13.	Dividend Payable

In September 2007, the Company entered into a share exchange agreement with the shareholders of PSF.  Following the share exchange, the Company intended to transfer the existing business relating to the development of lastword® to its subsidiary, The Last Word Inc.  To distribute the existing business of the Company to the shareholders, the Board of Directors of Purchase Point Media Corporation ("PPMC") declared a dividend, payable in common stock of the subsidiary holding the lastword® technology, at the rate of one share of common stock of the subsidiary for each share of common stock of PPMC owned on the record date.  The Board of Directors of PPMC used May 2, 2007, as the record date for this share dividend, with a payment date as soon as practicable thereafter.  Prior to the payment of this dividend, the subsidiary holding the lastword® technology would have to file a registration statement under the Securities Act of 1933 with, and have the filing deemed effective by the Securities and Exchange Commission.  The Company intended to file the registration statement as soon as practicable.  As of March 31, 2010, the registration statement had not been filed.  During the year ended December 31, 2009, $30,000 of the intended liabilities has been transferred to accrued expenses and $165,688 was converted into 82,844 shares of common stock.  As of March 31st, 2010 and December 31, 2009 the dividend payable in the amount of $477,488 and $477,488, respectively, represents the net liabilities that will be assumed by The Last Word Inc.

14.    Commitments and Contingencies

a) On May 15, 2007, the Company entered into an exclusive licensing agreement with Andretti IV, LLC, a Pennsylvanian limited liability company to brand motorcycles and scooters.  The term of the agreement is through December 31, 2017.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti line”.  The agreement calls for a minimum annual guarantee.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Line” it may elect to terminate the licensing agreement. A minimum payment of $250,000 was due under the agreement on March 31, 2008.  A minimum payment of $250,000 was also due on July 31, 2008.  These two payments totaling $500,000 represent the minimum annual guarantee owed to Andretti IV LLC for 2008.  In addition, after certain volume targets are met, Andretti IV LLC receives a per bike fee.  On January 1, 2008, the Company issued a warrant to Andretti IV, LLC, pursuant to their May 15, 2007 agreement, to purchase 200,000 common shares following the effectiveness of the Reverse Split at an exercise price equal to $.01 per share.  The warrant expires December 31, 2017.  The Company issued the warrant as part of the consideration to Andretti IV LLC in connection with the original license agreement signed in May 2007.  The Company paid $50,000 as a licensing fee in 2007.  The Company has paid $50,000 in 2008. The warrant has been accounted for at its fair value. On June 27, 2008, the Company entered into a second licensing agreement with Andretti IV, LLC, to further utilize the name Andretti in the branding and sale of its Yamati brand line.  The term of the agreement is through December 31, 2018.  Royalties under the agreement are tied to motorcycle and scooter sales branded under the “Andretti Yamati line”.  The agreement calls for a Minimum Annual Guarantee.  Minimum payment of $45,000 was due on September 30, 2008.  A minimum payment of $45,000 was also due on December 31, 2008.  These payments have not been made.  After year two of the agreement, if the Company does not sell a certain minimum number of motorcycles and scooters under the “Andretti Yamati Line” it may elect to terminate the licensing agreement.  On April 24, 2009, the Company made a $30,000 payment towards this agreement.  On December 12th, 2009 the company made a payment of $25,000 towards the balance. On February 14th, 2010, the Company entered into a Restructuring Agreement, amending our June 27, 2008 licensing agreement with Andretti IV, LLC (“Andretti”), with respect to payments due for the year 2008 and 2009.  As of December 31, 2009, the Company had a balance of $1,285,000 due to Andretti IV. Under the Restructuring Agreement, Provided (1) that the money is received into the Andretti IV account by wire transfer by close of business on Monday, February 22, 2010; (2) that PSF can demonstrate and represent that any and all usage of the Andretti name in all forms is discontinued immediately; and (3) any release concerning the termination by Andretti IV is submitted to us for review and our modification prior to distribution, Andretti IV would accept a lump sum payment of $50,000 in settlement of claims.  Upon receipt of these payments, including payment in full of the promissory note due March 30, 2009, Andretti agreed to forgive the remaining balance of license fees owed for 2008 and 2009. The Company did not pay the $50,000 payment and was working with Andretti IV to honor this arrangement. On May 16th, 2010, we were served with a suit filed by Andretti IV, LLC, which has licensed to us, pursuant to Licensing Agreements, certain rights to use the “Andretti” name in connection with the branding and sale of our “Andretti Benelli” and “Yamati” lines of scooters. We have been in default of our obligations under the Licensing Agreements at various points in the last several years, and have been engaged in settlement agreement negotiations with Andretti IV, LLC at various times up to recently.  Andretti IV, LLC terminated the Licensing Agreements on February 1, 2010. The lawsuit names the Company, Shawn Landgraf (our Chief Executive Officer) and Steve Rubakh (our President) as defendants, and seeks payments owed under the Exclusive Licensing Agreement, damages for fraudulent inducement, misrepresentations, damages to the Andretti IV name, goodwill and reputation, and preliminary injunctive relief to prevent further use by us of Andretti IV licensed rights.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

b) On May 14, 2008, the Company signed an agreement with Road America Motor Club, Inc., to provide a 24-hour road-side assistance program to Andretti motorbike owners.  The agreement commenced as of April 1, 2008 and continues for an initial term of two years, or until terminated by either party according to the terms of the agreement.  The Company pays for the enrollment of each bike properly entered into the company warranty program for a period of one year subject to term and conditions.

15.	Legal Proceedings

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592, all of which is included in accounts payable. The Company entered into a forbearance agreement with Yellow Transportation on January 7th, 2010. The agreement requires PSF to pay $5,000 per month to Yellow for 5 months starting in January. PSF failed to make the any payment on this forbearance agreement.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered, all of which is included in accounts payable.
Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $137,634 for goods and/or services rendered.  On October 15th, 2009 BTP and PSF reached a settlement agreement. The agreement states that PSF will pay BTP $75,000 in payments beginning on November 5th, 2009 and ending April 5th, 2010. Business Technology Partners filed a final judgment on December 7th in this case against us in the amount of $137,634, all of which is included in accounts payable.

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Fedex to obtain a judgment against us in the amount of $11,788, all of which is included in accounts payable.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services, all of which is included in accounts payable.  The Company intends to settle this lawsuit.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Aicco, Inc. v. Power Sports Factory, Inc.  The Company was sued on September 23rd, 2009 by Aicco Inc for $22,397 in the Superior Court of New Jersey, all of which is included in accounts payable. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Aicco to obtain a judgment against us in the amount of $22,397.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services, all of which is included in accounts payable.  The Company intends to settle this lawsuit.

Cananwill Inc. v. Power Sports Factory, Inc.  Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,457 for financing services, all of which is included in accounts payable. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects Cananwill to obtain a judgment against us in the amount of $20,457.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to contest this lawsuit as 5WPR never performed any services under the contract.

1st Priority 1st Priority filed suit against us in the Superior Court of New Jersey on October 22, 2009, for $41,538 for shipping services, all of which is included in accounts payable. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects 1st Priority to obtain a judgment against us in the amount of $41,538.

USA MotorToys v. Power Sports Factory, Inc. On November 9, 2009 the Company received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to contest this lawsuit as Power Sports Factory was never served with a complaint or summons.

Highroad Press filed suit against us on March 17th, 2010, in the Superior Court of New Jersey for the amount of $14,353, for printing services, all of which is included in accounts payable.  We intend to settle this lawsuit.

Proxy Express filed suit against us on March 30th, 2010, in the Superior Court of New Jersey for the amount of $3233.20, for printing services.  We intend to settle this lawsuit.

Netsuite filed suit against us on April 30th, 2010, in the Superior Court of New Jersey for the amount of $37,566 plus interest for software.  We intend to fight this lawsuit as PSF never received any software or services from Netsuite.

Andretti IV, LLC filed suit against us on May 16th, 2010, which has licensed to us, pursuant to Licensing Agreements, certain rights to use the “Andretti” name in connection with the branding and sale of our “Andretti Benelli” and “Yamati” lines of scooters. We have been in default of our obligations under the Licensing Agreements at various points in the last several years, and have been engaged in settlement agreement negotiations with Andretti IV, LLC at various times up to recently.  Andretti IV, LLC terminated the Licensing Agreements on February 1, 2010. The lawsuit names the Company, Shawn Landgraf (our Chief Executive Officer) and Steve Rubakh (our President) as defendants, and seeks payments owed under the Exclusive Licensing Agreement, damages for fraudulent inducement, misrepresentations, damages to the Andretti IV name, goodwill and reputation, and preliminary injunctive relief to prevent further use by us of Andretti IV licensed rights.

POWER SPORTS FACTORY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Ellenoff Grossman Schole filed suit against us on June 9th, 2010, in the Civil Court of New York for the amount of $11,636.34 for legal services.  We intend to settle this lawsuit.

16.	Subsequent Events

We entered into a Loan Agreement (the “Loan Agreement”), dated May 25, 2010, by and between Juggernaut Financial Group, LLC (“Lender”) and Power Sports Factory, Inc., pursuant to which the Lender advanced a loan of $100,000 (the “Loan”) to us. The Loan bears interest at the rate of ten (10%) percent per annum, and is due 90 days after delivery of the funds to us, which took place on June 1, 2010. We can prepay the Loan at any time prior to maturity without penalty. We paid a loan origination fee of $7,000, plus two of our bikes from inventory.

An event of default will occur under the Loan documents if any of the following events occurs: (a) failure to pay any principal or interest hereunder on the day it becomes due without notice from the Lender; (b) if any representation or warranty made by the Company in the Loan Agreement or in connection with any borrowing or request for an advance thereunder, or in any certificate, financial statement, or other statement furnished by the Company to the Lender is untrue in any material respect at the time when made; (c) default by the Company in the observance or performance of any other covenant or agreement contained in the Loan Agreement, other than a default constituting a separate and distinct event of default under Paragraph 8 of the Loan Agreement; (d) filing by the Company of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended or under any other insolvency act or law, state or federal, now or hereafter existing; or (e) filing of an involuntary petition against the Company in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended, or under any other insolvency act or law, state or federal, now or hereafter existing, and the continuance thereof for ninety (90) days undismissed, unbonded, or undischarged.

In connection with the Loan, we pledged 12,500,000 treasury shares of our common stock, which shares have piggyback rights if we file a registration statement under the Securities Act of 1933, as amended. During the term of the pledge agreement, if our common stock closes at $.009 per share on any trading day, the Company is required immediately to pledge and deliver 20,000,000 shares as additional collateral under the pledge agreement. If our common stock closes at $.007 per share on any trading day, the Company is required immediately to pledge and deliver an additional 10,000,000 shares, for a total of 30,000,000 additional shares, as additional collateral under the pledge agreement. We also issued the Lender a two-year warrant to purchase 3,000,000 shares of our common stock, at an exercise price of $.03 per share, which shares have similar registration rights.

Subsequent events have been evaluated through June 22, 2010.

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

On April 24, 2007, we entered into the Share Exchange Agreement with Power Sports Factory, Inc. (“PSF”) and the shareholders of PSF. The Share Exchange Agreement provided for our acquiring all of the outstanding shares of PSF in exchange for shares of the Company’s Common Stock. On May 14, 2007, we issued 60,000,000 shares of Common Stock to Steve Rubakh, the major shareholder of PSF, and on August 31, 2007, entered into an amendment (the “Amendment”) to the Share Exchange Agreement, that provided for a completion of the acquisition of PSF at a closing (the “Closing”) which was held on September 5, 2007. At the Closing the Company issued 1,650,000 shares of a new Series B Convertible Preferred Stock  to the shareholders of PSF, to complete the acquisition of PSF by us.  Each share of Preferred Stock was converted into 10 shares of our Common Stock, effective June 9, 2008, following approval by the shareholders at a shareholders meeting held on May 28, 2008, of a 1:20 reverse split of our common stock and changing our name from Purchase Point Media Corp. to Power Sports Factory, Inc.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we had sales of $249,508, as compared with $132,189 in the comparable period in 2009.  Cost of sales was $287,496 in 2010, as compared with $151,593 in 2009.  We incurred a net loss of $(253,607) in the three months ended March 31, 2010, as compared with a net loss of $(1,071,049) for the comparable period in 2009, the decreased loss being primarily attributable to a decrease in our selling, general and administrative costs from $967,580 in 2009 to $164,720 in 2010, as well as the increase in net sales from $132,189 in 2009 to 249,508.  Interest expense decreased from $84,065 for the three months ended March 31, 2009, to $50,899 for the three months ended March 31, 2010.

Liquidity and Financial Resources

Since the acquisition of Power Sports Factory, we have operated at a loss.  We rely significantly on the private placement of debt and equity to pay operating expenses.

As of March 31, 2010, the Company had $947 of cash on hand. The Company has incurred a net loss of $(253,607) in the three months ended March 31, 2010, and has working capital and stockholders' deficiencies of $4,194,822 and $4,186,052, respectively, at March 31, 2010.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2010, we received proceeds of $31,053 from, and made net repayments on, outstanding loans payable of $86,242.  We made payments to related parties of $13,348. On March 23, 2010, we  issued 4,633,843 shares of common stock in payment of $139,015 of outstanding debt to our manufacturing partner, and also issued 1,000,000 shares to a consultant as compensation valued at $20,000 for merger and acquisition consulting services.

We will require substantial additional financing to maintain operations at Power Sports Factory, and to expand our operations to continue entry into the alternative transportation area.

We are in litigation with Andretti IV LLC. We are in the process of liquidating our obligations with Crossroads Financial.  The principal balance of this loan was $144,409 at March 31, 2010, and $232,818 as at December 31, 2009.  We also have in excess of approximately $470,000 in collection litigation against us, in addition to the Andretti litigation, for which we will require capital in the near term.  Our obligations to the Internal Revenue Service total approximately $700,000, including employment taxes through March 31, 2010, which includes interest and penalties.

We expect that sale of our inventory bikes will provide us working capital of approximately $200,000; however, we will need to raise additional capital to meet the above obligations. There is no assurance that we will be able raise additional required capital to meet obligations arising from the litigation with Andretti IV LLC and settlement with Crossroads Financial, as well as planned settlement in other litigation matters and with the Internal Revenue Service.  If we are unable to meet one or more of these obligations, we could be forced to file under the Federal Bankruptcy Code for protection from creditors.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Yellow Transportation v. Power Sports Factory, Inc. The Company was sued in December, 2008, by Yellow Transportation for the sum of $28,838, plus lawful interest, attorneys’ fees and the costs of the suit, in the Superior Court of New Jersey, Camden County, for transportation services rendered by the plaintiff. The company received an entry of Judgment on November 7th, 2009 for $31,592, all of which is included in accounts payable. The Company entered into a forbearance agreement with Yellow Transportation on January 7th, 2010. The agreement requires PSF to pay $5,000 per month to Yellow for 5 months starting in January. PSF failed to make the any payment on this forbearance agreement.

Liberty Mutual Insurance Company v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $45,096 for goods and/or services rendered, all of which is included in accounts payable.

Business Technology Partners, Inc. v. Power Sports Factory, Inc. The plaintiff in this case has sued the Company in the Superior Court of New Jersey, Camden County, for the sum of $137,634 for goods and/or services rendered.  On October 15th, 2009 BTP and PSF reached a settlement agreement. The agreement states that PSF will pay BTP $75,000 in payments beginning on November 5th, 2009 and ending April 5th, 2010. Business Technology Partners filed a final judgment on December 7th in this case against us in the amount of $137,634, all of which is included in accounts payable.

Fedex Customer Information Services, Inc. v. Power Sports Factory, Inc.  The Company was sued in April 2009 by Fedex Customer Information Services for $9,470 in the Superior Court of New Jersey. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Fedex to obtain a judgment against us in the amount of $11,788, all of which is included in accounts payable.

Advanstar Commnications, Inc. v. Power Sports Factory, Inc. & Shawn Landgraf Advanstar Communications filed suit against us in the Superior Court of New Jersey on August 19, 2009, for $43,955 for advertising services, all of which is included in accounts payable.  The Company intends to settle this lawsuit.

Aicco, Inc. v. Power Sports Factory, Inc.  The Company was sued on September 23rd, 2009 by Aicco Inc for $22,397 in the Superior Court of New Jersey, all of which is included in accounts payable. Power Sports Factory has not answered this claim as a result of cash flow constraints and expects Aicco to obtain a judgment against us in the amount of $22,397.

RR Donnelly and Sons. v. Power Sports Factory, Inc. RR Donnelly and Sons filed suit against us in the Superior Court of New Jersey on September 25, 2009, for $7,855 for printing services, all of which is included in accounts payable.  The Company intends to settle this lawsuit.

Cananwill Inc. v. Power Sports Factory, Inc.  Cannanwill Inc. filed suit against us in the Superior Court of New Jersey on October 1, 2009, for $20,457 for financing services, all of which is included in accounts payable. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects Cananwill to obtain a judgment against us in the amount of $20,457.

5WPR v. Power Sports Factory, Inc. 5WPR. filed suit against us in the Superior Court of New York on October 21, 2009, for $33,000 for Public Relations services.  The Company intends to contest this lawsuit as 5WPR never performed any services under the contract.

1st Priority 1st Priority filed suit against us in the Superior Court of New Jersey on October 22, 2009, for $41,538 for shipping services, all of which is included in accounts payable. Power Sports Factory has not answered this complaint as a result of cash flow constraints and expects 1st Priority to obtain a judgment against us in the amount of $41,538.

USA MotorToys v. Power Sports Factory, Inc. On November 9, 2009 the Company received a notice of entry of judgment against Power Sports Factory in the fourth judicial district Court of Utah for $22,085.  The Company intends to contest this lawsuit as Power Sports Factory was never served with a complaint or summons.

Highroad Press filed suit against us on March 17th, 2010, in the Superior Court of New Jersey for the amount of $14,353, for printing services, all of which is included in accounts payable.  We intend to settle this lawsuit.

Proxy Express filed suit against us on March 30th, 2010, in the Superior Court of New Jersey for the amount of $3233.20, for printing services.  We intend to settle this lawsuit.

Netsuite filed suit against us on April 30th, 2010, in the Superior Court of New Jersey for the amount of $37,566 plus interest for software.  We intend to fight this lawsuit as PSF never received any software or services from Netsuite.

Andretti IV, LLC filed suit against us on May 16th, 2010, which has licensed to us, pursuant to Licensing Agreements, certain rights to use the “Andretti” name in connection with the branding and sale of our “Andretti Benelli” and “Yamati” lines of scooters. We have been in default of our obligations under the Licensing Agreements at various points in the last several years, and have been engaged in settlement agreement negotiations with Andretti IV, LLC at various times up to recently.  Andretti IV, LLC terminated the Licensing Agreements on February 1, 2010. The lawsuit names the Company, Shawn Landgraf (our Chief Executive Officer) and Steve Rubakh (our President) as defendants, and seeks payments owed under the Exclusive Licensing Agreement, damages for fraudulent inducement, misrepresentations, damages to the Andretti IV name, goodwill and reputation, and preliminary injunctive relief to prevent further use by us of Andretti IV licensed rights.

Ellenoff Grossman Schole filed suit against us on June 9th, 2010, in the Civil Court of New York for the amount of $11,636.34 for legal services.  We intend to settle this lawsuit.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
March 3, 2010	300,000 shares of Common Stock	Account payable conversion.	NA	$.04 per share/NA
March 23, 2010	4,533,843 shares of Common Stock.	Manufacturing partner.	NA	$.03 per share/NA
March 23, 2010	1,000,000 shares of Common Stock	Consultant.	NA	$.02 per share/NA

(1) The issuances to suppliers, lenders, consultants, investors and employees are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not applicable.
ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002
32.2	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SPORTS FACTORY, INC.

By:	/s/ Shawn Landgraf
Shawn Landgraf Chief Executive Officer

Date: June 23, 2010

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